Form 10-Q
period 2010-02-28
Nature's Call Brands Inc.
filed 2010-04-13
CIK 1473591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-163077

NATURE’S CALL BRANDS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-1269503
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2625 Butterfield Rd., Ste.138S,Oak Brook, IL	60523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (630) 574-0226

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 12, 2010
Common Stock, $.001 par value	9,050,000

NATURE’S CALL BRANDS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURE’S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2010, and 2009

(Unaudited)

       Financial Statements-

          Balance Sheets as of February 28, 2010, and November 30, 2009..................................... F-2

               Statements of Operations for the Three Months Ended February 28, 2010, and 2009

             and Cumulative from Inception ................................................................................... F-3

         Statements of Cash Flows for the Three Months Ended February 28, 2010 and 2009

            and Cumulative from Inception .................................................................................... F-4

        Notes to Financial Statements February 28, 2010, and 2009................................................ F-5

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS
	February 28,	November 30,
	2010	2009
Current Assets:
Cash	$ 1,006	$ 620
Accounts receivable	-	1,510

Total current assets	1,006	2,130

Total Assets	$ 1,006	$ 2,130

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 11,828	$ 22,570
Due to related parties	4,189	2,689
Loan payable - related party	15,000	-

Total current liabilities	31,017	25,259

Total liabilities	31,017	25,259

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding
in 2010, and 2009, respectively	6,000	6,000
(Deficit) accumulated during the development stage	(36,011)	(29,129)

Total stockholders' (deficit)	(30,011)	(23,129)

Total Liabilities and Stockholder's (Deficit)	$ 1,006	$ 2,130

The accompanying notes to financial statements are

an integral part of these balance sheets.

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION
(DECEMBER 3, 2007) THROUGH FEBRUARY 28, 2010
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	February 28,	February 28,	From
	2010	2009	Inception

Revenues, net	$ -	$ -	$ 11,254

Cost of Revenues	-	-	8,186

Gross Profit	-	-	3,068

Expenses:
General and administrative-
Accounting and audit fees	3,000	-	16,500
Consulting	1,500	-	6,700
Travel	682	-	5,118
Legal fees	-	-	4,088
Other	1,054	19	4,530
Legal - Organization costs	-	-	775
Rent	558	-	1,280

Total operating expenses	6,794	19	38,991

(Loss) from Operations	(6,794)	(19)	(35,923)
	-	-
Other Income (Expense)	(88)	-	(88)

Provision for Income Taxes	-	-	-

Net (Loss)	$ (6,882)	$ (19)	$ (36,011)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ -

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,000,000	-

The accompanying notes to financial statements are

an integral part of these statements.

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION
(DECEMBER 3, 2007) THROUGH FEBRUARY 28, 2010
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	February 28,	February 28,	From
	2010	2009	Inception

Operating Activities:
Net (loss)	$ (6,882)	$ (19)	$ (36,011)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	1,510	-	-
Accounts payable and accrued liabilities	(10,742)	(95)	11,828

Net Cash (Used in) Operating Activities	(16,114)	(114)	(24,183)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities		-	-

Financing Activities:
Proceeds from issurance of common stock	-	-	5,000
Proceeds from common stock subscription	-	-	1,000
Due to related parties	1,500		4,189
Proceeds from related party loan	15,000	-	15,000

Net Cash Provided by Financing Activities	16,500	-	25,189

Net Increase in Cash	386	(114)	1,006

Cash - Beginning of Period	620	283	-

Cash - End of Period	$ 1,006	$ 169	$ 1,006

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are

an integral part of these statements.

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

1.     Summary of Significant Accounting Policies

     Basis of Presentation and Organization

Nature’s Call Brands Inc. (the “Company” or “Nature’s Call Brands”) is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on December 3, 2007.  The business plan of the Company is to sell and distribute water treatment systems for residential and commercial use.

     Unaudited Financial Statements

The accompanying financial statements of Nature’s Call Brands as of February 28, 2010, and November 30,  2009, and for the three months ended February 28, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of February 28, 2010, and November 30, 2009, and the results of its operations and its cash flows for the three months ended February 28, 2010, and 2009 and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending November 30, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of November 30, 2009, filed with the SEC for additional information, including significant accounting policies.

     Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

     Revenue Recognition

The Company is in the development stage and has realized minimal revenues from operations.  The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  Net revenues are comprised of gross revenues less expected returns, trade discounts, and customer allowances that include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons.  These incentive costs are recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended February 28, 2010, and 2009.

      Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  Nature’s Call Brands establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Nature’s Call Brands could realize in a current market exchange.  As of February 28, 2010, and November 30, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

     Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment, which was adopted effective January 1, 2002.  Under FASB ASC 360, these assets are tested for recoverability

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. For the three months ended February 28, 2010, and 2009, and cumulative from inception, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the three months ended February 28, 2010, and 2009.

     Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

     Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

2.    Development Stage Activities and Going Concern

The Company is in the development stage, and has minimal operations.  The business plan of the Company is to sell and distribute water treatment systems for residential and commercial use.  During the period from December 3, 2007, through February 28, 2010, the Company was organized and incorporated, conducted a capital formation activity to raise $6,000 through the issuance of 6,000,000 shares of common stock, and realized minimal revenues.  The Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the sale and distribution of water treatment systems for residential and commercial use or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of February 28, 2010, and 2009, the Company had a

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

working capital deficiency of $30,011, and $23,129, respectively.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share, and no other class of shares is authorized.

During the year ended November 30, 2009, the Company issued 6,000,000 shares of common stock at $0.001 per share to its Directors for total proceeds of $6,000.  1,000,000 of these shares pertain to subscribed stock for which $1,000 was paid during the period ended November 30, 2008.

As of February 28, 2010, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

   4.     Income Taxes

The provision (benefit) for income taxes for the three months ended February 28, 2010 , and 2009, were as follows (assuming a 15 percent effective tax rate):

	Year Ended	Period Ended
	Novemer 30,	November 30,
	2009	2008

Current Tax Provision:
Federal
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal
Loss carryforwards	$ 1,032	$ 3
Change in valuation allowance	(1,032)	(3)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of February 28, 2010, and 2009 as follows:

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

	February 28,	November 30,
	2010	2009

Loss carryforwards	$ 5,401	$ 4,369
Less - Valuation allowance	(5,401)	(4,369)

Total net deferred tax assets	$ -	$ -

As of February 28, 2010, the Company had approximately $36,011 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended February 28, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

   5.     Related Party Transactions

The President and the Chief Financial Officer of the Company provides management services to the Company.  During the three months ended February 28, 2010, management services of $1,500 (November 30, 2009 - $1,500) were charged to operations.

A Director of the Company provides consulting services to the Company.  During the three months ended February 28, 2010 of $Nil (November 30, 2009 - $2,700) were charged to operations.

As of February 28, 2010, the Company owed to Directors of the Company $4,189 (November 30, 2009 -$2,689) for management, consulting and loans for working capital purposes. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

During the three-month period ended February 28, 2010, the President of the Company provided a $15,000 loan to the Company. The loan is payable on demand, unsecured, bear interest at 5.65 percent per annum, and consisted of $15,000 of principal due on or after January 22, 2011, and $88 of accrued interest payable as of February 28, 2010.

   6.   Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, (FASB ASC 810-10) “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  SFAS No. 160 (FASB ASC 810-10) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 (FASB ASC 810-10) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 (FASB ASC 810-10)

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 (FASB ASC 810-10) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133”.  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

·         disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

·         disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

·         disclosure of information about credit-risk-related contingent features;

·         and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.       FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.      FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.       AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts”.  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have material impact on its financial statements.

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.       Determines whether a combination is a merger or an acquisition.

b.      Applies the carryover method in accounting for a merger.

c.       Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.

d.      Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events”.  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

1.      The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.      The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.      The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have material impact on its financial

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2010, AND 2009

(Unaudited)

concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The management of Nature’s Call Brands does not expect the adoption of this pronouncement to have a material impact on its financial statements.

   7.      Subsequent Events

Subsequent to February 28, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,050,000 common shares at $0.010 per share for total proceeds of $30,500 pursuant to this Registration Statement

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Plan of Operation

Nature’s Call Brands Inc. was formed as a corporation pursuant to the laws of the State of Nevada on December 3, 2007. Our plan is to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries.

We are a development stage company and have limited active business operations and no significant assets. We have limited revenues and have incurred losses since our inception on December 3, 2007. The Company to date has funded its initial operations through the issuance of 9,050,000 shares of capital stock for the net proceeds of $36,500 and revenue from sales of $11,254. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our  liabilities arising from normal business operations when they come due, in their report on our financial statements for the period from inception (December 3, 2007) to November 30, 2009, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our audited financial statements for the years ended November 30, 2009 and 2008, filed with the United States Securities and Exchange Commission contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended February 28, 2010 compared to February 28, 2009

We have not generated any revenues during the three months ended February 28, 2010, and 2009.

General and administrative expenses for the three months ended February 28, 2010, were $6,889 compared to $19 for the period ended February 28, 2009.  The increase was primarily attributable to increases in professional fees of $3,000, management fees of $1,500, rent of $558, travel of $682 as well as an increase of $1,035 in other general and administrative expenses.

The Company did not record an income tax benefit for a pre-tax loss from continuing operations for the current year period because a deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.

Liquidity and Capital Resources

We have incurred $36,011 in operating losses since inception. As of February 28, 2010, we had $1,006 in cash compared to $620 at November 30, 2009.  As of February 28, 2010, we had a working capital deficiency of $30,011, compared to a working capital deficiency of $23,129 as of November 30, 2009.

Net cash used in operating activities for the three months ended February 28, 2010 was $16,114, compared with net cash used of $114 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the three months ended February 28, 2010 and 2009.

Net cash provided by financing activities for the three months ended February 28, 2010 was $16,500, compared to net cash provided by financing activities in the prior year period of $Nil. All cash provided by financing activities represented loans from related parties:

a)      During the three-month period ended February 28, 2010, the Director of the Company provided a $15,000 loan to the Company. The loan is payable on demand, unsecured, bear interest at 5.65% per annum, and consisted of $15,000 of principal due on or after January 22, 2011, and $88 of accrued interest payable as at February 28, 2010.

b)      The President and the Chief Financial Officer of the Company provides management services to the Company.  During the three months ended February 28, 2010 management services of $1,500 (November 30, 2009- $2,500) were charged to operations.

We have not issued any stock or received any share subscription funds during the three months ended February 28, 2010 and 2009. Subsequent to February 28, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,050,000 common shares at $0.010 per share for total proceeds of $30,500 pursuant to this Registration Statement.

The Company must raise additional funds or achieve profitable operations in order to continue as going concern.  We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Recent Accounting Pronouncements

See Note 6 to the Financial Statements.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                                          Description

3.1                                                       Articles of Incorporation (i)

3.2                                                       Bylaws (i)

31.1                                                     Section 302 Certification of Chief Executive Officer*

31.2                                                     Section 302 Certification of Chief Financial Officer *

32.1                                                     Section 906 Certification of Chief Executive Officer *

32.2                                                     Section 906 Certification of Chief Financial Officer *

*filed herewith

(i) Incorporated by reference to the Form S-1 registration statement filed on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2010

NATURE’S CALL BRANDS INC.

By:	/s/ Andrian Burenta
Andrian Burenta
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Nature’s Call Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Andrian Burenta	President, CEO and Director	April 13, 2010
Andrian Burenta
/s/Inga Cebanu	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	April 13, 2010
Inga Cebanu