Form 10-Q
period 2010-05-31
Nature's Call Brands Inc.
filed 2010-07-09
CIK 1473591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 9, 2010
Common Stock, $.001 par value	9,050,000

NATURE’S CALL BRANDS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURE’S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

(Unaudited)

       Financial Statements-

          Balance Sheets as of May 31, 2010, and November 30, 2009............................................F-2

          Statements of Operations for the Three and Six Months Ended May 31, 2010, and 2009,

             and Cumulative from Inception ....................................................................................F-3

          Statements of Cash Flows for the Six Months Ended May 31, 2010, and 2009,

          and Cumulative from Inception .......................................................................................F-4

          Notes to Financial Statements May 31, 2010, and 2009......................................................F-5

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (Note 2)
AS OF MAY 31, 2010, AND NOVEMBER 30, 2009
(Unaudited)

ASSETS
	May 31,	November 30,
	2010	2009
Current Assets:
Cash	$ 8,351	$ 620
Accounts receivable	-	1,510

Total current assets	8,351	2,130

Total Assets	$ 8,351	$ 2,130

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 12,054	$ 22,570
Due to related parties	5,991	2,689
Loan payable - related party	15,000	-

Total current liabilities	33,045	25,259

Total liabilities	33,045	25,259

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,050,000 and 6,000,000 shares issued and outstanding
in 2010, and 2009, respectively	9,050	6,000
Additional paid in capital	27,450	-
(Deficit) accumulated during the development stage	(61,194)	(29,129)

Total stockholders' (deficit)	(24,694)	(23,129)

Total Liabilities and Stockholder's (Deficit)	$ 8,351	$ 2,130

The accompanying notes to financial statements are

an integral part of these balance sheets.

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Note 2)
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (DECEMBER 3, 2007)
THROUGH MAY 31, 2010
(Unaudited)

					Cumulative
	Three Months Ended May 31,		Six Months Ended May 31,		From
	2010	2009	2010	2009	Inception

Revenues, net	$ -	$ -	$ -	$ -	$ 11,254

Cost of Revenues	-	-	-	-	8,186

Gross Profit	-	-	-	-	3,068

Expenses:
General and administrative-
Accounting and audit fees	3,700	1,500	6,700	1,500	20,200
Other (bank charges,rent,filing,travel)	941	18	3,235	37	11,869
Transfer agent fees	11,828	-	11,828	-	11,828
Legal fees	7,000	-	7,000	-	11,088
Consulting	1,500	-	3,000	-	8,200
Legal - Organization costs	-	-	-	-	775

Total operating expenses	24,969	1,518	31,763	1,537	63,960

(Loss) from Operations	(24,969)	(1,518)	(31,763)	(1,537)	(60,892)
	-	-	-	-
Other Income (Expense)	(214)	-	(302)	-	(302)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$ (25,183)	$ (1,518)	$ (32,065)	$ (1,537)	$ (61,194)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ -	$ (0.00)	$ -

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,690,217	-	7,359,890	-

The accompanying notes to financial statements are

an integral part of these statements.

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Note 2)
FOR THE SIX MONTHS ENDED MAY 31, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION
(DECEMBER 3, 2007) THROUGH MAY 31, 2010
(Unaudited)

			Cumulative
	Six Months Ended May 31,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$ (32,065)	$ (1,537)	$ (61,194)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	1,510	-	-
Accounts payable and accrued liabilities	(10,516)	1,405	12,054

Net Cash (Used in) Operating Activities	(41,071)	(132)	(49,140)

Investing Activities:
Purchases of property and equipment	-	-	-

Net Cash (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from the issuance of common stock	30,500	-	36,500
Due to related parties	3,302	-	5,991
Proceeds from related party loan	15,000	-	15,000

Net Cash Provided by Financing Activities	48,802	-	57,491

Net Increase (Decrease) in Cash	7,731	(132)	8,351

Cash - Beginning of Period	620	283	-

Cash - End of Period	$ 8,351	$ 151	$ 8,351

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are

an integral part of these statements.

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

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

   Unaudited Financial Statements

The accompanying financial statements of Nature’s Call Brands as of May 31, 2010, and November 30, 2009, and for the three and six months ended May 31, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of May 31, 2010, and November 30, 2009, and the results of its operations and its cash flows for the three and six months ended May 31, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending November 30, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of November 30, 2009, filed with the SEC for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

    Revenue Recognition

The Company is in the development stage and has realized minimal revenues from operations.  The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  Net revenues are comprised of gross revenues less expected returns, trade discounts, and customer allowances that include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons.  These incentive costs are recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Unaudited)

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued, and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended May 31, 2010, and 2009.

      Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Nature’s Call Brands could realize in a current market exchange.  As of May 31, 2010, and November 30, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

(Unaudited)

charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

     Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment, which was adopted effective January 1, 2002.  Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. For the three and six months ended May 31, 2010, and 2009, and cumulative from inception, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the three and six months ended May 31, 2010, and 2009.

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

2.     Development Stage Activities and Going Concern

The Company is in the development stage, and has minimal operations.  The business plan of the Company is to sell and distribute water treatment systems for residential and commercial use.  During the period from December 3, 2007, through May 31, 2010, the Company was organized and incorporated, conducted a capital formation activity to raise $36,500 through the issuance of 9,050,000 shares of common stock and realized minimal revenues.  The Company

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

(Unaudited)

intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its business plan and capital formation activities, there can be no assurance that it will be successful in the sale and distribution of water treatment systems for residential and commercial use or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of May 31, 2010, and November 30, 2009, the Company had a working capital deficiency of $24,694, and $23,129, respectively.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.  Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share, and no other class of stock is authorized.

During the year ended November 30, 2009, the Company issued 6,000,000 shares of common stock at $0.001 per share to its Directors for total proceeds of $6,000.  1,000,000 of these shares pertain to subscribed stock for which $1,000 was paid during the period ended November 30, 2008.

On March 2, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the six months ended May 31, 2010, the Company sold 3,050,000 of common stock at $0.010 par value per share, for total proceeds of $30,500 pursuant to this Registration Statement.

As of May 31, 2010, the Company had not issued any shares nor granted any stock options under share-based compensation arragements.

   4.  Income Taxes

The provision (benefit) for income taxes for the six months ended May 31, 2010 , and 2009, were as follows (assuming a 15 percent effective tax rate):

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

(Unaudited)

	Six Months Ended
	May 31,
	2010	2009

Current Tax Provision:
Federal
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal
Loss carryforwards	$ 4,810	$ 231
Change in valuation allowance	(4,810)	(231)

Total deferred tax provision	$ -	$ -

	May 31,	November 30,
	2010	2009

Loss carryforwards	$ 9,179	$ 4,369
Less - Valuation allowance	(9,179)	(4,369)

Total net deferred tax assets	$ -	$ -

The Company had deferred income tax assets as of May 31, 2010, and 2009, as follows:

	Six Months Ended
	May 31,
	2010	2009

Current Tax Provision:
Federal
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal
Loss carryforwards	$ 4,810	$ 231
Change in valuation allowance	(4,810)	(231)

Total deferred tax provision	$ -	$ -

	May 31,	November 30,
	2010	2009

Loss carryforwards	$ 9,179	$ 4,369
Less - Valuation allowance	(9,179)	(4,369)

Total net deferred tax assets	$ -	$ -

As of May 31, 2010, the Company had approximately $61,194 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended May 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

   5.  Related Party Transactions

The President and the Chief Financial Officer of the Company provide management services to the Company.  During the six months ended May 31, 2010, management services of $3,000 (May 31, 2009 - $0) were charged to operations. A Director of the Company provides consulting services to the Company.  During the six months ended May 31, 2010, consulting services of $0 (May 31, 2009 - $0) were charged to operations.

As of May 31, 2010, the Company owed to Directors of the Company $5,991 (November 30, 2009 -$2,689) for management, consulting services provided to the Company. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

NATURE'S CALL BRANDS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

(Unaudited)

During the six months ended May 31, 2010, a Director of the Company provided a $15,000 loan to the Company. The loan is payable on demand, unsecured, bear interest at 5.65 percent per annum, and consisted of $15,000 of principal due on or after January 22, 2011, and $302 of accrued interest payable as of May 31, 2010.

   6. Recent Accounting Pronouncements

On May 22, 2009, the FASB issued FASB Statement No. 164 (FASB ASC 958), “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of Nature’s Call Brands did not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165 (FASB ASC 855), “Subsequent Events”.  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Specifically, Statement 165 (FASB ASC 855) provides:

1.      The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.      The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

NATURE'S CALL BRANDS INC.

( DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010, AND 2009

(Unaudited)

3.      The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 860), “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140”. SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 810), "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this pronouncement did not have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP, but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have material impact on its financial statements.

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

We are a development stage company and have limited active business operations and no significant assets. We have limited revenues and have incurred losses since our inception on December 3, 2007. The Company to date has funded its initial operations through the issuance of 9,050,000 shares of capital stock for the net proceeds of $36,500 and revenue from sales of $11,254. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our  liabilities arising from normal business operations when they come due, in their report on our financial statements November 30, 2009, and for the period then ended, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our audited financial statements for the years ended November 30, 2009 and 2008, filed with the United States Securities and Exchange Commission contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the six  months ended May 31, 2010 compared to the six months ended May 31, 2009

We have not generated any revenues during the six months ended May 31, 2010, and 2009.

General and administrative expenses for the six-month period ended May 31, 2010, were $31,763 compared to $1,537 for the period ended May 31, 2009.  The increase was primarily attributable to increases in professional ($12,200), management fees of $3,000, transfer agent fees of $11,828 as well as an increase of $3,198 in other general and administrative expenses.

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

Liquidity and Capital Resources

We have incurred $61, 194 in operating losses since inception. As of May 31, 2010, we had $8,351 in cash compared to $620 at November 30, 2009.  As of May 31, 2010, we had a working capital deficiency of $24,694, compared to a working capital deficiency of $23,129 as of November 30, 2009.

Net cash used in operating activities for the six months ended May 31, 2010, was $41,071, compared with net cash used of $132 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the six months ended May 31, 2010, and 2009.

Net cash provided by financing activities for the six months ended May 31, 2010, was $48,802, compared to net cash provided by financing activities in the prior year period of $Nil. On March 2, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the six months ended May 31, 2010, the Company has sold 3,050,000 common shares at $0.010 per share for total proceeds of $30,500 pursuant to this Registration Statement

In addition, $18,302 cash provided by financing activities during the six months ended May 31, 2010, consisted of loans from related parties:

a)      During the six-month period ended May 31, 2010, the Director of the Company provided a $15,000 loan to the Company. The loan is payable on demand, unsecured, bear interest at 5.65% per annum, and consisted of $15,000 of principal due on or after January 22, 2011, and $302 of accrued interest payable as at May 31, 2010. Subsequent to May 31, 2010, the Company re-paid $5,200 of the principal balance on this loan.

b)      The President and the Chief Financial Officer of the Company provides management services to the Company.  During the six months ended May 31, 2010 management services of $3,000 (May 31, 2009- Nil) were charged to operations.

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

July 9, 2010

NATURE’S CALL BRANDS INC.

By:	/s/ Andrian Burenta
Andrian Burenta
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Nature’s Call Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Andrian Burenta	President, CEO and Director	July 9, 2010
Andrian Burenta
/s/Inga Cebanu	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	July 9, 2010
Inga Cebanu