Form 10-Q
period 2010-08-31
Nature's Call Brands Inc.
filed 2010-10-13
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2010

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number: 333-163077

NATURE’S CALL BRANDS INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-1269503
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

346 Lazard Avenue, Mount Royal, Quebec, Canada	H3R 1P3
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (514) 337-5252

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No [  ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [  ]    No [x]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [x]

Applicable Only to Corporate Issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 12, 2010
Common Stock, $.001 par value	9,050,000

NATURE’S CALL BRANDS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF AUGUST 31, 2010, AND NOVEMBER 30, 2009
(Unaudited)

ASSETS
	August 31,	November 30,
	2010	2009
Current Assets:
Cash	$39	$620
Accounts receivable	-	1,510
Total current assets	39	2,130
Total Assets	$39	$2,130

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$12,756	$22,570
Due to related parties	7,643	2,689
Loan payable - related party	9,800	-
Total current liabilities	30,199	25,259
Total liabilities	30,199	25,259
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 9,050,000 and 6,000,000 shares issued and outstanding in 2010, and 2009, respectively	9,050	6,000
Additional paid in capital	27,450	-
(Deficit) accumulated during the development stage	(66,660)	(29,129)
Total stockholders' (deficit)	(30,160)	(23,129)
Total Liabilities and Stockholder's (Deficit)	$39	$2,130

The accompanying notes to financial statements are an integral part of these statements.

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (DECEMBER 3, 2007)
THROUGH AUGUST 31, 2010
(Unaudited)

					Cumulative From Inception
	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009

Revenues, net	$-	$7,000	$-	$7,000	$11,254
Cost of Revenues	-	5,300	-	5,300	8,186
Gross Profit	-	1,700	-	1,700	3,068
Expenses:
Accounting and audit fees	2,000	3,000	8,700	3,000	22,200
Transfer agent fees	1,058	-	12,886	-	12,886
Legal fees	-	-	7,000	-	11,088
Consulting	1,500	2,700	2,250	2,700	7,450
Other miscellaneous	160	549	3,599	586	7,075
Travel	-	551	928	784	5,364
Rent	562	226	1,680	226	2,402
Legal - Organization costs	-	-	-	-	775
Total general and administrative expenses	5,280	7,026	37,043	7,296	69,240
(Loss) from Operations	(5,280)	(5,326)	(37,043)	(5,596)	(66,172)
Other (Expense)
Interest (expense)	(152)	-	(454)	-	(454)
Other (expense)	(34)	-	(34)	-	(34)
Total other (expenses)	(186)	-	(488)	-	(488)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(5,466)	$(5,326)	$(37,531)	$(5,596)	$(66,660)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,927,372	1,826,087	9,050,000	613,139

The accompanying notes to financial statements are an integral part of these statements.

NATURE'S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED AUGUST 31, 2010, AND 2009
AND CUMULATIVE FROM INCEPTION (DECEMBER 3, 2007)
THROUGH AUGUST 31, 2010
(Unaudited)

			Cumulative From Inception
	Nine Months Ended August 31,
	2010	2009
Operating Activities:
Net (loss)	$(37,531)	$(5,596)	$(66,660)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	1,510	-	-
Accounts payable and accrued liabilities	(9,814)	9,327	12,756
Net Cash (Used in) Provided by Operating Activities	(45,835)	3,731	(53,904)
Investing Activities:
Purchases of property and equipment	-	-	-
Net Cash (Used in) Investing Activities	-	-	-
Financing Activities:
Proceeds from the issuance of common stock	30,500	5,000	36,500
Due to related parties	4,954	2,889	7,643
Proceeds from related party loan	9,800	-	9,800
Net Cash Provided by Financing Activities	45,254	7,889	53,943
Net Increase (Decrease) in Cash	(581)	11,620	39
Cash - Beginning of Period	620	283	-
Cash - End of Period	$39	$11,903	$39
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
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

   Unaudited Financial Statements

The accompanying financial statements of Nature’s Call Brands as of August 31, 2010, and November 30, 2009, and for the three and nine months ended August 31, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of August 31, 2010, and November 30, 2009, and the results of its operations and its cash flows for the nine months ended August 31, 2010, and 2009 and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending November 30, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of November 30, 2009, filed with the SEC for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the relevant period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended August 31, 2010, and 2009.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Nature’s Call Brands could realize in a current market exchange. As of August 31, 2010, and November 30, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment, which was adopted effective January 1, 2002. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. For the three and nine months ended August 31, 2010, and 2009, and cumulative from inception, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the three and nine months ended August 31, 2010, and 2009.

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

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

2.    Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations. The business plan of the Company is to sell and distribute water treatment systems for residential and commercial use. During the period from December 3, 2007 through August 31, 2010, the Company was organized and incorporated, conducted a capital formation activity to raise $36,500 through the issuance of 9,050,000 shares of common stock, and realized minimal revenues. The Company intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of August 31, 2010, and November 30, 2009, the Company had a working capital deficiency of $30,160 and $23,129, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

3.    Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

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

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

As of August 31, 2010, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

4.    Income Taxes

The provision (benefit) for income taxes for the nine months ended August 31, 2010 and 2009, were as follows (assuming a 15 percent effective tax rate):

The Company had deferred income tax assets as of August 31, 2010, and 2009 as follows:

As of August 31, 2010, the Company had approximately $66,660 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended August 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

5.    Related Party Transactions

During the period, the then President and the Chief Financial Officer of the Company provided management services to the Company. During the nine months ended August 31, 2010, management services of $2,250 (November 30, 2009 - $0) were charged to operations.

During the period, a Director of the Company provided consulting services to the Company. During the nine months ended August 31, 2010, consulting services of $2,250 (November 30, 2009 - $0) were charged to operations.

As of August 31, 2010, the Company owed to Directors of the Company $7,643 (November 30, 2009 -$2,689) for management and consulting services provided to the Company. Such amounts are unsecured, non-interest bearing and have no terms for repayment. This amount has since August 31, 2010 been forgiven and is no longer due.

During the nine month period ended August 31, 2010, a then Director of the Company provided a $15,000 loan to the Company. The loan is payable on demand, is unsecured, bears interest at a rate of 5.65% per annum and is due on or after January 22, 2011. The Company repaid a portion of the loan in the third quarter of 2010 resulting in a remaining principal balance owing of $9,800 together with $454 of accrued and unpaid interest. The total indebtedness of $10,254 is reflected as a related party loan payable on the balance sheet as at August 31, 2010. This amount has since August 31, 2010 been forgiven and is no longer due.

6.    Recent Accounting Pronouncements

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”. SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009 and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. Early application is prohibited. The management of Nature’s Call Brands did not expect the adoption of this pronouncement to have material impact on its financial statements.

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

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

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

7. Subsequent Events

Pursuant to the terms of an Affiliate Stock Purchase Agreement dated September 3, 2010, between Messrs. Robbie Manis with Andrian Burenta, Inga Cebanu and Pavel Krykov, Mr. Robbie Manis purchased 6,000,000 shares of common stock of the Company for an aggregate price of $60,000. The impact of this transaction resulted in a change of control of the Company.

Effective September 3, 2010, Andrian Burenta resigned as the President and Chief Executive Officer and Inga Cebanu resigned as the Secretary, Treasurer and Chief Financial Officer. Also, effective September 3, 2010, Mr. Manis was appointed as the President, Treasurer, Secretary, Chief Executive Officer, Chief Financial Officer and to the Company’s Board of Directors, which increased the current Board of Directors to four members.

On September 15, 2010, Messrs. Andrian Burenta, Inga Cebanu, and Pavel Krykov resigned from the Company’s Board of Directors. The resignations were not the result of any disagreement between each of Andrian Burenta, Inga Cebanu and Pavel Krykov and the Company’s policies or procedures. Mr. Robbie Manis is now the sole Director and Officer of the Company.

In conjunction with the afore-mentioned transactions, the former Directors agreed to forgive all outstanding loans and fees payable to them by the Company as at September 3, 2010. The amount of loans and fees forgiven was $17,443.

On October 1, 2010, an unrelated third party loaned the Company $150,000. The loan was provided for working capital purposes, and is unsecured, bears interest at 5 percent (5%) per annum, compounded on a monthly basis, with principal and interest due September 30, 2011. The loan also has an option to renew.

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, AND 2009
(Unaudited)

On October 4, 2010, the Company entered into a Letter of Intent with Yale Resources Ltd. (“Yale”), whereby Yale has agreed to grant the Company an option to acquire a 70 percent interest in its wholly owned Los Amoles property (the “Property”) located in the municipality of Villa Hidalgo, Sonora State, Mexico, subject to the entering into of a definitive agreement. The Property, under the terms of the definitive agreement, will be the subject of exploration and development activities related to production of gold and silver. To exercise the option, the Company will be required to pay cash to Yale, issue shares of common stock to Yale and fund exploration and development expenditures on the property as follows:

(a)	pay the non-refundable amount of $25,000 within 48 hours of signing the Letter of Intent;

(b)	pay an additional $25,000 and issue 200,000 shares of common stock on signing of a definitive agreement;

(c)	on or before the date which is six months after the signing of the definitive agreement, the Company will issue an additional 200,000 shares of common stock;

(d)

on or before the date which is twelve months after the signing of the definitive agreement, the Company will issue an additional 200,000 shares of common stock and fund expenditures aggregating $200,000 on the property;

(e)

on or before the date which is twenty-four months after the signing of the definitive agreement, the Company will issue an additional 200,000 shares of common stock and fund expenditures aggregating $300,000 on the property; and

(f)

on or before the date which is thirty-six months after the signing of the definitive agreement, the Company will issue an additional 200,000 shares of common stock and fund expenditures aggregating $400,000 on the property.

Given the change in control of the Company and the entry into the Letter of Intent described above, the business plan of the Company, subsequent to August 31, 2010, has been changed from the sale and distribution of water treatment systems for residential and commercial use, to the exploration and development of mineral resources, with emphasis on gold and silver.

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

Plan of Operation

Nature’s Call Brands Inc. was formed as a corporation pursuant to the laws of the State of Nevada on December 3, 2007. Our plan was to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries. Once Mr. Manis became our sole officer, we started reconsidering our plans for development of our business.

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

On October 4, 2010, we entered into a Letter of Intent with Yale Resources Ltd., whereby Yale has agreed to grant us an option to acquire a 70% interest in its wholly owned Los Amoles property located in the municipality of Villa Hidalgo, Sonora State, Mexico, subject to the entering into of a definitive agreement. To exercise the option, we will be required to pay cash to Yale, issue shares of common stock to Yale and fund exploration and development expenditures on the property as follows:

-pay the non-refundable amount of $25,000 within 48 hours of signing the Letter of Intent;
-pay an additional $25,000 and issue 200,000 shares of common stock on signing of a definitive agreement;
-on or before the date which is six months after the signing of the definitive agreement, we will issue an additional 200,000 shares of common stock;
-on or before the date which is twelve months after the signing of the definitive agreement, we will issue an additional 200,000 shares of common stock and fund expenditures aggregating $200,000 on the property;
-on or before the date which is twenty-four months after the signing of the definitive agreement, we will issue an additional 200,000 shares of common stock and fund expenditures aggregating $300,000 on the property; and
-on or before the date which is thirty-six months after the signing of the definitive agreement, we will issue an additional 200,000 shares of common stock and fund expenditures aggregating $400,000 on the property.

Results of Operations

For the nine months ended August 31, 2010 compared to the nine months ended August 31, 2009

We have not generated any revenues during the nine months ended August 31, 2010, and 2009.

General and administrative expenses for the nine-month period ended August 31, 2010, were $37,531 compared to $5,596 for the period ended August 31, 2009. The increase was primarily attributable to increases in professional of $12,700, management fees of $1,800, transfer agent fees of $12,886 as well as an increase of $4,611 in other general and administrative expenses.

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

Liquidity and Capital Resources

We have incurred $66,660 in operating losses since inception. As of August 31, 2010, we had $39 in cash compared to $620 at November 30, 2009. As of August 31, 2010, we had a working capital deficiency of $30,160, compared to a working capital deficiency of $23,129 as of November 30, 2009.

Net cash used in operating activities for the nine months ended August 31, 2010 was $45,835, compared with net cash used of $3,731 for the prior year period. The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the nine months ended August 31, 2010 and 2009.

Net cash provided by financing activities for the nine months ended August 31, 2010 was $45,254, compared to net cash provided by financing activities in the prior year period of $7,889. On March 2, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the nine months ended August 31, 2010, the Company has sold 3,050,000 common shares at $0.010 per share for total proceeds of $30,500 pursuant to this Registration Statement

In addition, $14,754 cash provided by financing activities during the nine months ended August 31, 2010, consisted of loans from related parties:

a)

During the nine month period ended August 31, 2010, a director of the Company provided a $15,000 loan to the Company. The loan is payable on demand, is unsecured, bears interest at a rate of 5.65% per annum and is due on or after January 22, 2011. The Company repaid a portion of the loan in the third quarter of 2010 resulting in a remaining principal balance owing of $9,800 together with $454 of accrued and unpaid interest.

b)

The former President and the Chief Financial Officer of the Company provided management services to the Company. During the nine months ended August 31, 2010 management services of $4,500 (November 30, 2009- $1,500) were charged to operations.

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

ITEM 4.    (REMOVED AND RESERVED)

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

October 12, 2010

NATURE’S CALL BRANDS INC.

By:	/s/ Robbie Manis
Robbie Manis
President, Chief Executive Officer (Principal
Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Nature’s Call Brands Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robbie Manis	President, CEO, Treasurer,	October 12, 2010
CFO, Principal Accounting
Officer, Principal Financial
Officer and Director
Robbie Manis