Form 10-K
period 2010-11-30
Nature's Call Brands Inc.
filed 2011-02-25
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 000-54268

NATURE’S CALL BRANDS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1269503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 S. Durango Drive, Suite 305, Las Vegas, NV	89117-4454
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 702.509.5049

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ] (Not applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,725,000. The common shares of our company did not start trading until November 15, 2010. As a result, aggregate market value has been determined by the issue price per share of the last private placement of our company, whereby 3,000,000 common shares were issued at $0.10 per common share on November 17, 2010.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 85,250,000 shares of common stock as of February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

FORWARD LOOKING STATEMENTS.

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this report include statements about:

  Our future exploration programs and results;

  Our future capital expenditures; and

  Our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;

  risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;

  mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

  the potential for delays in exploration activities; risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;

  risks related to commodity price fluctuations;

  the uncertainty of profitability based upon our limited history;

  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;

  risks related to environmental regulation and liability;

  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

  risks related to tax assessments;

  political and regulatory risks associated with mining development and exploration; and

  the risks in the section entitled “Risk Factors”.

Any of these risks could cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this annual report.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “ our” and “Nature’s Call” mean Nature’s Call Brands Inc. unless the context clear indicates otherwise

ITEM 1. BUSINESS.

Overview

We were incorporated in the State of Nevada on December 3, 2007. Our plan after our inception on December 3, 2007 was to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries. At the time Robbie Manis became our officer and a director of our company, we started reconsidering our plans for development of our business.

Effective October 12, 2010, our articles of incorporation were amended to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 500,000,000 shares of common stock with a par value of $0.001 per share.

In November 2010, we effected a forward split, payable by way of the declaration of a share dividend on the issued and outstanding shares of our common stock, to be paid by the issuance of 20 additional shares for each issued and outstanding share held by stockholders of record as of November 7, 2010.

Our directors have approved of a name change of our company to “Sonora Resources Corp.” and we have taken steps to have this name change become effective expected on March 2, 2011. We will file an 8-K announcing the name change when it occurs.

Los Amoles Property

On October 4, 2010, we entered into a letter of intent with Yale Resources Ltd. (“Yale Resources”), whereby Yale Resources has agreed to grant us an option to acquire a 70% interest in its wholly owned Los Amoles Property located in the municipality of Villa Hidalgo, Sonora State, Mexico, subject to the entering into of a definitive agreement.

On November 26, 2010, we entered into a definitive option agreement with Yale Resources Ltd. pursuant to which Yale Resources granted to our company an exclusive right and option to acquire undivided legal and beneficial interests of 70% in and to the mining concessions known as Los Amoles Property. The Los Amoles Property covers approximately 1,504.74 hectares and is located in Sonora State, Mexico.

The option is to be exercised on or before December 1, 2013 and we may exercise the option by performing, paying or issuing the following:

(a)	making $50,000 in payments to Yale Resources prior to December 1, 2013 as follows:

	(i)	$25,000 upon the signing of the letter of intent dated October 4, 2010 (paid); and

	(ii)	an additional $25,000 upon signing of the option agreement (paid);

(b)	incurring or funding a total of $900,000 in expenditures on the Los Amoles Property prior to December 1, 2013 as follows:

	(i)	$200,000 on or before the first anniversary of the date of the option agreement ($100,000 of which are to be advanced within 6 months of the date of the option agreement);

	(ii)	an additional $300,000 on or before the second anniversary of the date of the option agreement; and

	(iii)	an additional $400,000 on or before the third anniversary of the date of the option agreement;

Yale Resources agreed to expend these funds as an operator pursuant to an agreed budget, however if the option agreement is terminated by our company prior to $100,000 of these expenditures having been incurred, we and Yale Resources agreed that Yale Resources would retain any unspent funds;

(c)	issuing shares of our common stock to Yale Resources totaling 1,000,000 shares prior to December 1, 2013 as follows:

	(i)	200,000 shares on signing of the option agreement (which shares have been issued);

	(ii)	an additional 200,000 shares on or before the sixth month anniversary of the date of the option agreement;

	(iii)	an additional 200,000 shares on or before the first anniversary of the date of the option agreement;

	(iv)	an additional 200,000shares on or before the second anniversary of the date of the option agreement; and

	(v)	an additional 200,000 shares on or before the third anniversary of the date of the option agreement.

Yale Resources is to be the operator for all expenditures on the Los Amoles Property to be incurred by our company pursuant to the exercise of the option. Yale Resources agreed to expend expenditures only pursuant to a budget as approved by our company in advance. We and Yale Resources agreed that Yale Resources will charge a 15% management fee on all of these expenditures. We and Yale Resources agreed that these management fee payments will be credited towards the $900,000 in expenditures referenced above.

Upon the exercise of the option, we would own an undivided 70% interest in the Los Amoles Property as tenants in common, with a 30% participating interest to be retained by Yale Resources. Also upon our acquisition of our 70% interest in the Los Amoles Property, we and Yale Resources agreed to bear the cost of further exploration and development in proportion to the respective interests in the Los Amoles Property on a joint venture basis.

Cerro Caliche Project

Effective October 27, 2010, we entered into a letter of intent with two Mexican resident individuals pursuant to which these vendors agreed to grant us an option to acquire a 100% interest in certain mining properties representing the Cerro Caliche project located in the municipality of Cucurpe, Sonora State, Mexico, subject to the parties’ entering into a definitive agreement. Under the terms of the letter of intent, to exercise the option, we are required to pay several cash installments aggregating $2 million as detailed below:

(a)	a non-refundable amount of $5,000 within 72 hours of signing the letter of intent (paid);

(b)	an additional $64,000 within seven days of execution of a definitive agreement;

(c)	an additional $50,000 within six months of execution of a definitive agreement;

(d)	an additional $50,000 within twelve months of execution of a definitive agreement;

(e)	an additional $50,000 within eighteen months of execution of a definitive agreement;

(f)	an additional $100,000 within twenty-four months of execution of a definitive agreement;

(g)	an additional $200,000 within thirty months of execution of a definitive agreement;

(h)	an additional $200,000 within thirty-six months of execution of a definitive agreement;

(i)	an additional $250,000 within forty-two months of execution of a definitive agreement; and

(j)	an additional $1,031,000 within forty-eight months of execution of a definitive agreement.

Closing of the transactions contemplated in this letter of intent was subject to a number of conditions including the parties’ entry into a definitive agreement for the acquisition of the claims within 60 days of the date of execution of the letter of intent and completion of the parties’ respective due diligence The company decided not to pursue the execution of a definitive agreement at this time such that the transaction will not be completed as contemplated.

Jalisco Group of Properties

Effective January 27, 2011 we entered into a letter of intent with First Majestic Silver Corp. (NYSE:AG and TSX:FR). First Majestic has agreed to grant us an option to acquire up to a 90% interest in the Jalisco Group of Properties which are wholly owned by First Majestic and are located in the Jalisco State, Mexico.

Upon execution of a definitive agreement we will be required to issue 10 million shares of common stock to First Majestic and spend $3 million over the first 3 years to earn a 50% interest and $5 million over 5 years to earn a 70% interest. In order to attain a 90% interest, we are required to complete a bankable feasibility study within 7 years. First Majestic will retain a 10% free carried interest and a 2.375% NSR.

The letter of intent is not binding and completion of the transaction is subject to a number of factors including reaching agreement on a definitive agreement, among others. There is no assurance the transaction will be completed.

Our Current Business

With the entry into the option agreement with respect to the Los Amoles Property, we abandoned our efforts as a wholesaler of water filtration systems, and we are focusing our efforts in the mineral exploration. Our business plan is to proceed with mineral exploration, initially the exploration of the Los Amoles Property located in the municipality of Villa Hidalgo, Sonora State, Mexico. The proposed work program for the first year is as follows:

The exploration and development work during the initial twelve month period following the execution of the option agreement is expected to be performed by Minera Alta Vista S.A. de C.V., the Mexican subsidiary of the optionor, Yale Resources Ltd.

The initial phase is expected to take three months and entail an expenditure of approximately $40,000. We anticipate that the specific work to be undertaken will include:

  Detailed mapping of the El Rosario target area;

  Trenching and chip sampling of El Rosario target area;

  Prospecting of the remainder of the property; and

  Compilation and report writing.

The second phase is expected to take a further three months and entail an overall expenditure of approximately $60,000. We anticipate that the specific work to be undertaken will include:

  Follow-up detailed sampling and mapping;

  Geophysics (Induced Polarization chargeability and resistivity as well as mag); and

  Compilation and report writing.

The third phase is similarly expected to take two to three months and entail an aggregate expenditure of approximately $100,000. During this phase, we anticipate that drilling of 1,000 metres will be undertaken and data will be compiled and committed to a more fulsome and detailed report.

Mineral property exploration is typically conducted in phases. We have recently commenced the initial phase of exploration on our Los Amoles Property with preliminary sampling being conducted on the property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.

Our plan of operation is to carry out exploration work on our Los Amoles property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold and silver but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

We have generated minimal revenues and have incurred losses since inception. Furthermore, we have been issued a going concern opinion by our auditors and rely upon the sale of our securities as well as borrowings to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. We are considered an exploration stage company as we are involved in the examination and investigation of the mineral property that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

In Mexico, mineral resources belong to the Mexican nation and all mining activity requires a concession from the federal government. A concession is granted over free land, pursuant to the first in time, first right principle, which establishes that the first person to request a concession over a portion of land will have the right to the same, provided all other requirements under the Mining Law of Mexico and its associated regulations are met.

A concession owner can perform:

  exploration work on the ground to identify mineral deposits and quantifying and evaluating economically viable reserves and accordingly perform work to develop areas containing mineral deposits; and

  exploitation work to detach and extract minerals from such deposits.

Only Mexican nationals or legal entities incorporated under Mexican law may hold concessions, although there are no restrictions on foreign ownership of such entities. Mining concessions are granted for 50 years, and can be renewed for another 50 years. The main obligations to keep them are the semi-annual payment of mining duties (taxes), based on the surface area of the concession, and the performance of work in the areas covered by the concessions, which is evidenced by minimum expenditures or by the production of ore.

In connection with mining and exploration activities in the Los Amoles Property, we and the operator, Minera Alta Vista S.A. de C.V., are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

Currently, we and Minera Alta Vista are not required to submit any environmental impact statement to the Mexican government for our proposed three phase exploration program on the Los Amoles Property because exploration activities such as mapping and sampling do not require the preparation of the environmental impact statement. However, if, after we and Minera Alta Vista conduct our three phase exploration program on the Los Amoles Property, we decided to conduct a full drilling program, we expect that we and Minera Alta Vista will have to prepare the environmental impact statement to be submitted to the Mexican government, which will describe the anticipated environmental impact of our planned drilling program, as well as outlining our planned actions to minimize any potential environmental damage. Studies required to support the environmental impact statement include a detailed analysis of the area, among others: soil, water, vegetation, wildlife, cultural resources and socioeconomic impacts.

In reviewing the environmental impact statement, the Mexican government looks at potential impact on national Mexican environment, as well as reviewing for local concerns such as proximity to water supplies or potential interference with local farms. The Mexican government has ten days to respond after we and Minera Alta Vista file the environmental impact statement, and if it does not respond, authorization is deemed to have been granted. If the Mexican government does respond, then the time within which authorization will be granted can be increased to six to twelve months or longer. It is also possible that no authorization will be granted if the Mexican government is not satisfied that appropriate measure will be taken to protect the environment.

Employees

At present, we have no employees. We currently operate with one executive officer and two directors. The executive officer provides his services to our company pursuant to a consulting agreement. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated with Mining

All of our mineral properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

We have not established that our mineral properties contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

We engage in our operations through a venture that we do not control. We may not be able to materially affect the cost or success of that venture.

Pursuant to our option agreement with Yale Resources Ltd., the exploration and development work on our Los Amoles Property is expected to be performed by Minera Alta Vista S.A. de C.V., the Mexican subsidiary of the optionor, Yale Resources. As the operator, Yale Resources makes most of the decisions about the exploration and development of this project. We cannot assure you that Yale Resources or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

There can be no assurance that we can comply with all material laws and regulations that apply to our activities. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring mineral claims. If we cannot acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our Los Amoles Property without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Los Amoles Property. Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We have not commenced the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our Los Amoles Property. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Los Amoles Property, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in this offering.

Because access to our mineral property is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to the mineral property is restricted to the period between August to March of each year because the period between April and July are typically rainy season in the area. We and Minera Alta Vista can attempt to visit, test or explore our mineral property only when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can cause our business to fail.

As we undertake exploration of our mineral property, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program, which could increase our expenses.

We will be subject to the mining laws and regulations in Mexico as we carry out our exploration program. We will be required to pay mining taxes to the Mexican government. We will be required to prove our compliance with relevant Mexican environmental and workplace safety laws, regulations and standards by submitting receipts showing the purchase of equipment used for workplace safety or the prevention of pollution or the undertaking of environmental remediation projects before we are able to obtain drilling permits. If our exploration activities lead us to make a decision to go into mining production, before we initiate a major drilling program, we will have to obtain an environmental impact statement authorization. This could potentially take more than 10 months to obtain and could potentially be refused. New regulations, if any, could increase our time and costs of doing business and prevent us from carrying out our exploration program. These factors could prevent us from becoming profitable.

Because our executive officer and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Juan Miguel Ríos Gutiérrez, our executive officer and a director of our company, devotes approximately 40% of his working time on providing management services to us and Robbie Manis, one of our directors, devotes approximately 25% of his working time on providing management services to us. If the demands on our executive officer and our directors from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Related to Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since November 2010 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any significant operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At November 30, 2010, we had working capital of $201,011. We incurred a net loss of $80,849 for the year ended November 30, 2010, $17,866 for the year ended November 30, 2009, and $108,478 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Los Amoles Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 23, 2011, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

All of our assets and our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

All of our assets are located outside the United States.. In addition, our directors and officers are a national and/or resident of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

Risks Associated with Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently quoted on the OTC Bulletin Board, relatively few of our shares have been purchased or sold on that market. Even when a more active market is established, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay cash dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. Because we do not intend to declare cash dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker- dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.           PROPERTIES.

Principal Office

Our principal office is located at 3120 S. Durango Drive, Suite 305, Las Vegas, NV 89117-4454. Our telephone number is (702) 509-5049. Our office space is contained within the leased premises held by Corcom Inc., a company which we have engaged as a consultant to provide accounting, legal and regulatory filing support as well as the requisite physical premises. The monthly fee payable to Corcom, Inc, is $2,000 with no additional specific rental payment and no term commitment. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

Our Mineral Properties

The Los Amoles Property

Description of Property, Location, Means and Access

On November 26, 2010, we entered into an option agreement with Yale Resources Ltd. pursuant to which Yale Resources granted to our company an exclusive right and option to acquire undivided legal and beneficial interests of 70% in and to the mining concessions known as Los Amoles Property. Yale Resources owns a 100% interest in the Los Amoles Property. For more information regarding the option agreement and plan of operation with respect to the Los Amoles Property, please see “Business.”

The Los Amoles Property is without known reserves and the proposed program is explanatory in nature

The Los Amoles Property covers approximately 1,504.74 hectares and is located in approximately 150 kilometers northeast of the Hermosillo, Sonora State, Mexico. The following map shows the location of the Los Amoles Property:

Access to the Los Amoles Property from Hermosillo is via paved roads to the town of Nacozari and by gravel roads from Nacozari. Total time required to access the property from Hermosillo is approximately 3.5 hours.

Bi-Annual Taxes Payable on the Los Amoles Property

The following table shows the estimated bi-annual taxes payable on the Los Amoles Property during the length of the option agreement (to be borne by our company) and included in the expenditures to be made by our company pursuant to the option agreement.

Year	Period	Amount
2011	1st Semester	$667
	2nd Semester	$667
2012	1st Semester	$998
	2nd Semester	$998
2013	1st Semester	$998
	2nd Semester	$998

Climate, Local Resources, Infrastructure And Physiography

The climate within the property area is semi-arid, typical of higher elevations in the Sonoran desert. Seasonal rains occur between April and July.

The property area forms part of the Sierra El Jucaral, a north by northwest trending mountain range on the western fringe of the Sierra Madre de Occidental. Elevations range between 1,140 and 1,690 meters a.s.l. within the property area. The hillsides are moderately steep and thinly forested by scrub oak trees. There are local brushy areas along creek valleys, but most of the property area is open and grass-covered between the oak trees.

Rock outcrop is exposed over approximately 10 to 20 percent of the Los Amoles Property area.

There are several old access roads though the southern portion of the property that are currently impassable with a vehicle. Minor work is required to make them passable again, which would significantly improve the access to the main area of interest within the property.

History of Exploration

The history of work conducted on the Los Amoles Property prior to Yale Resources is unknown at this time

Historically, this area has been mined by small miners and prospectors. All prior production in this area is assumed to have been mainly grass-roots, small family operations. Yale Resources acquired the Los Amoles Property in April 2010 and conducted an initial field program in 2010.

The primary target area was a 1,100 meter wide zone that contains at least 20 historic workings. These workings exploited a series of sub-parallel northeast trending veins and vein-sets. One of the principal workings in the area, the El Rosario mine, has a greater than 100 meter deep shaft and a drift that is greater than 70 meters long. In addition to the historic workings, the first field visit encountered a drill site for a reverse circulation drill hole. The date, values, total number of holes as well as the company that drilled the holes are unknown at this time.

Historic maps show at least 10 other historical workings within the remainder of the property. We anticipate that these areas will be investigated during subsequent field programs.

This initial field program, consisting of only 25 samples, concentrated within the Mina Rosales area, which measures approximately 3.0 kilometers by 1.1 kilometers and contains greater than 30 historic workings. These workings exploited a series of at least 12 sub-parallel northeast trending veins and vein-sets. One of the principal workings in the area, the Rosales mine, has a greater than 100 meter deep shaft and a drift that is greater than 70 meters long.

In December of 2010, Yale Resources conducted further sampling on our behalf. The assay results of the work program further improved on those obtained previously with the highest silver assay grading at 1,027.5 g/t. A total of 30 samples were taken with 17 of those returning values greater than 1oz/t of silver. Samples from Los Amoles were prepared and analyzed by IPL Inspectorate in their facilities in Mexico and Vancouver, respectively. Samples generally consisted of 1-3 kg of material. Gold and silver analyses were performed by 30 gram fire assay with an AA finish. Samples with greater than 100 g/t silver were re-assayed using gravimetric methods.

This latest field program was designed to prospect, map and sample the southern portion of the 1.0 by 2.5 kilometre main target area. This work was successful in identifying an additional 20+ historic workings and exploration personnel successfully traced mineralization on the surface for approximately 800 meters along strike. Sampling at irregular intervals along the strike length has returned gold and silver values.

In addition to strong values within the veins, sampling has shown that proximal to the veins the host andesitic volcanic rocks often host silver mineralization in the order of 15 to 50 grams per tonne.

To date, more than 45 historic workings and greater than 20 gold/silver veins have been identified within approximately 60% of the El Rosario target area. Another stage of fieldwork is planned in order to map and sample the remaining areas within the El Rosario target. This work will be done in advance of geophysics, which in turn, will be done to delineate priority locations for drilling.

Geological Setting and Mineralization

The Mina Rosales area coincides with a regional magnetic anomaly. In addition, the entire area forms a large color anomaly, which is indicative of the oxidation of metals.

At Los Amoles the mineralization within the dumps is characteristic of epithermal veins with varying percentages of sulphides consisting primarily of pyrite and arsenopyrite with some locations containing local chalcopyrite and sphalerite.

The Los Amoles Property is within the Cananea district of northern Sonora. A wide variety of sedimentary, igneous and metamorphic rocks of various ages occur in the region; the geologic history of this region is relatively complex.

The oldest rock units within the property region are gneisses of Early Proterozoic age that belong to the Bamori Metamorphic Complex, which formed as a result of the Mazatazal Orogeny. These gneisses occur in the vicinity of the property and have not been identified property area yet. Granite of Proterozoic age is also exposed in the property.

The next youngest rocks are extensive sedimentary and volcanic rocks of Jurassic age. These include rhyolite and sandstone of possible Early Jurassic age and younger sandstone, siltstone, argillite and minor limestone of Late Jurassic age; andesite flows are locally interstratified with the Late Jurassic sedimentary rocks. Late Jurassic sandstone hosts most of the gold and silver occurrences northeast of Cucurpe.

The stratified rock units are intruded by a large body of granodiorite and granite of Late Cretaceous and Early Tertiary age known as the Laramide Batholith.

Regional deformation has resulted in numerous faults crosscutting the Los Amoles Property area. Most of these faults have likely been reactivated at different times. Regional-scale, northerly trending normal faults indicate that east-west crustal extension has occurred since the Tertiary Period.

The Cerro Caliche Project

The Company has decided not to pursue the execution of a definitive agreement relative to this property at this time. As such, the letter of intent previously signed in this respect will lapse and be of no effect.

The Jalisco Group of Properties

The Jalisco Group of Properties is comprised of mining claims covering 5,240 hectares consisting of six prospective areas of interest within Jalisco State, Mexico. Mining in the area dates back to the 16th century with more recent activity being documented in 1903 to 1935 when gold and silver was being actively mined. Provided that the definitive agreement is signed to supersede the previously executed letter of intent, Nature’s Call will be developing an extensive exploration program in the coming months and will release additional information on this exciting property once advancements are made.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company is a party or of which any of our property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our company’s common stock is traded on the FINRA’s OTC Bulletin Board under the symbol “NATC”. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Our company’s common stock began trading on November 15, 2010. The following table reports high and low closing prices, on a quarterly basis, for our company’s common stock:

Quarter Ending	High	Low
November 30, 2010	$0.32	$0
August 31, 2010	No trades
May 31, 2010	No trades
February 28, 2010	No trades
November 30, 2009	No trades
August 31, 2009	No trades
May 31, 2009	No trades
February 28, 2009	No trades

Transfer Agent

Our shares of common stock are issued in registered form. Nevada Agency and Transfer Company, of 50 West Liberty Street, Suite 880, Reno, NV 89501 is our stock transfer agent. They can be contacted by telephone at 775.322.0626 and by facsimile at 775.322.5623.

Holders of Our Common Stock

As of February 23, 2011, there were approximately 15 stockholders of record holding 85,250,000 shares of our common stock.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings, if any, for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subsequent to our year ended November 30, 2010, and effective December 21, 2010, we adopted our 2010 Stock Option Plan pursuant to which we may grant stock options to acquire up to a total of 8,500,000 shares of our common stock. Our board of directors currently acts as the plan administrator of this plan. The purpose of the plan is to retain the services of directors, officers, employees, and consultants of our company and such other persons as the plan administrator selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to persons selected by the plan administrator.

The following table provides a summary of the number of stock options granted under the 2010 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at February 23, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	1,400,000	$0.20	7,100,000

Recent Sales of Unregistered Securities

The following information sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended November 30, 2010 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On November 17, 2010, we issued 3,000,000 shares of common stock of our company to two subscribers at a price of $0.10 per share for gross proceeds of $300,000. The proceeds were used to pay outstanding loans from the subscribers. We issued the securities to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. On November 17, 2010, as consideration for the conversion of debt to equity, and in further consideration of the subscribers agreeing to invest further equity in our company in the future should the need arise, Robbie Manis, our former president, chief executive officer, secretary, treasurer, chief financial officer, a director, and a holder of approximately 65.2% of our issued and outstanding shares as of November 25, 2010, agreed to cancel 108,000,000 of his restricted common shares. The cancellation was effective as of November 26, 2010. Mr. Manis holds approximately 21.1% of our issued and outstanding shares as of February 23, 2010.

On November 26, 2010, we issued 200,000 shares of our common stock to Yale Resources Ltd. pursuant to the option agreement dated November 26, 2010 between our company and Yale Resources with respect to our Los Amoles Property. We issued these securities to one Non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 19, 2011, we granted stock options to two members of our advisory board to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.20 per share, exercisable until January 19, 2014. The options are subject to vesting provisions as set forth in the stock option agreement dated January 19, 2011. We issued the stock options to two non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 21, 2011, we granted stock options to our new president, chief financial officer, secretary, treasurer, chief financial officer and director to purchase 1,000,000 shares of our common stock at an exercise price of $0.20 per share, exercisable until January 21, 2016. The options are subject to vesting provisions as set forth in the stock option agreement dated January 21, 2011. We issued the stock options to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the year ended November 30, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

The following discussion should be read in conjunction with our audited financial statements for the year ended November 30, 2010 and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

We were incorporated in the State of Nevada on December 3, 2007. Our plan after our inception on December 3, 2007 was to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries. At the time that Robbie Manis became an officer and a director of our company, we started reconsidering our plans for development of our business and on November 26, 2010, we entered into an option agreement with Yale Resources Ltd. pursuant to which Yale Resources granted to our company an exclusive right and option to acquire undivided legal and beneficial interests of 70% in and to the mining concessions known as Los Amoles Property. With the entry into this option agreement, we abandoned our efforts as a wholesaler of water filtration systems, and we are focusing our efforts in the mineral exploration.

We are a mineral resource exploration company. Our plan of operation is to carry out mineral exploration, initially work on our Los Amoles property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold and silver but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

We have no ongoing revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. We are considered an exploration stage company as we are involved in the examination and investigation of the mineral property that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on our property, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

Results of Operations

For the year ended November 30, 2010 and for the year ended November 30, 2009

The following table summarizes our operating results for the year ended November 30, 2010 and for the year ended November 30, 2009:

		November 30, 2010 ($)		November 30, 2009 ($)

Revenue	$	NIL		$11,254
Cost of Sales	$	NIL		$8,186
Gross Profit	$	NIL		$3,068
General and Administrative		$79,184		$20,934
Expenses
Interest Expense		$1,665	$	NIL
Net Loss		$80,849		$17,866

During the year ended November 30, 2010 we did not generate any revenues. For the year ended November 30, 2009 revenue totaled $11,254 with a gross profit of $3,068 were obtained from the sales of water treatment systems.

During the year ended November 30, 2010, we incurred $80,849 in total operating costs including $7,200 for accounting and audit fees; $20,098 for consulting and management fees; $19,300 for transfer agent and filing fees; $22,719 for legal fees; $8,516 for office and miscellaneous expenses; $1,351 for rent and travel expenses; and $1,665 for interest expense.

During the year ended November 30, 2009, we incurred $20,934 in total operating costs including $7,500 for accounting and audit fees; $5,200 for consulting and management fees; $1,146 for transfer agent and filing fees; $3,600 for legal fees; $1,388 for office and miscellaneous expenses; and $2,100 for rent and travel expenses.

We did not record an income tax benefit for a pre-tax loss from continuing operations for the current year period because a deferred tax asset that is associated with this benefit is totally reserved for as we do not have a sufficient history of income to conclude that it is more likely than not that we will be able to realize all of our tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.

Liquidity and Capital Resources

Working Capital

	As at November 30,	As at November ,
	2010	2009
Current assets	$204,750	$2,130
Current liabilities	$3,739	23,759
Working capital (deficiency)	$201,011	$(21,629)

As at November 30, 2010, we had cash of $202,069 and working capital of $201,011, compared to cash of $620 and a working capital deficit of $21,629 as of November 30, 2009. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional $375,000 to fund our operating expenditures for the next twelve month period as follows:

Estimated Funding Required During the Next 12 Months
Expenses	Amount
Mineral exploration expenses	$200,000
Professional fees	$75,000
General and administrative expenses	$100,000
Total	$375,000

Operating Activities

Net cash used in operating activities for the year ended November 30, 2010 was $88,851, compared with net cash used of $4,663 for the year ended November 30, 2009. The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses.

Investing Activities

Cash used in investing activities was $50,000 during the year ended November 30, 2010 due to the cash component of the option price paid to Yale Resources regarding the Los Amoles property. No cash was used in investing activities for the year ended November 30, 2009.

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2010 was $340,300 compared to net cash provided by financing activities in year ended November 30, 2009 of $5,000.

On March 2, 2010, our registration statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. During the year ended November 30, 2009, we sold 3,050,000 common shares at $0.010 per share for total proceeds of $30,500 pursuant to this registration statement.

On October 1, 2010, we entered into a loan agreement with Troon Investments pty Ltd. whereby Troon loaned our company $150,000 at an interest rate of 5% per annum, compounded monthly, payable starting on October 12, 2011. The loan was due on September 30, 2011 but has now been repaid.

On October 13, 2010, we entered into a loan agreement with Graeme Renton whereby Mr. Renton loaned our company $150,000 at an interest rate of 5% per annum, compounded monthly, payable starting on October 12, 2011. The loan was due on October 12, 2011 but has now been repaid.

On November 17, 2010, we issued 3,000,000 shares of common stock of our company to two subscribers, Troon Investments Pty Ltd. and Graeme Renton at a price of $0.10 per share for gross proceeds of $300,000. The proceeds were used to pay outstanding loans in the aggregate amount of $300,000 owing to the subscribers.

During the year ended November 30, 2010, a director of our company provided a $15,000 loan to us. The loan was payable on demand, was unsecured, bore interest at a rate of 5.65% per annum and was due on or after January 22, 2011. We repaid a portion of the loan in the third quarter of 2010 resulting in a remaining principal balance owing of $9,800. This amount has been forgiven and is no longer due.

We must raise additional funds or achieve profitable operations in order to continue as going concern. We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our director or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company’s currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

Mineral Property Rights Acquisition and Exploration and Development Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2010, the Company does not have any asset retirement obligations.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the years ended November 30, 2010 and 2009.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. For the years ended November 30, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended November 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations or for our entry into the petroleum exploration and development industry. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. The effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURE’S CALL BRANDS INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010 AND 2009

Chang Lee LLP
Chartered Accountants
606 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NATURE’S CALL BRANDS INC.
(An exploration stage company)

We have audited the balance sheets of Nature’s Call Brands Inc. (“the Company”) (an exploration stage company) as at November 30, 2010 and 2009 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and for the period cumulative from December 3, 2007 (inception) to November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period cumulative from December 3, 2007 (inception) to November 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and further losses are anticipated. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Chang Lee LLP
February 23, 2011	Chartered Accountants

NATURE'S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30,	November 30,
	2010	2009
ASSETS

Current Assets:
Cash	$202,069	$620
Accounts receivable	-	1,510
Prepaid expense	2,681	-

Total current assets	204,750	2,130

Mineral interest - Los Amoles	96,000	-

Total Assets	$300,750	$2,130

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$3,739	$21,070
Due to related parties	-	2,689

Total liabilities	3,739	23,759

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, authorized 500,000,000 shares; issued 85,250,000 and 126,000,000 in 2010 and 2009, respectively	39,700	6,000
Additional paid-in capital	365,789	-
(Deficit) accumulated during the exploration stage	(108,478)	(27,629)

Total stockholders' equity (Deficit)	297,011	(21,629)

Total Liabilities and Stockholders' Equity (Deficit)	$300,750	$2,130

The accompanying notes are an integral part of these financial statements.

NATURE'S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			December 3,
			2007
			(Inception)
	Year Ended	Year Ended	to
	November 30,	November 30,	November 30,
	2010	2009	2010

Sales	$-	$11,254	$11,254
Cost of Sales	-	8,186	8,186
	-	3,068	3,068

General and Administrative Expenses
Accounting and audit fees	7,200	7,500	19,200
Transfer agent and filing fees	19,300	1,146	20,942
Legal fees	22,719	3,600	26,807
Consulting and management fees	20,098	5,200	25,298
Office and miscellaneous	8,516	1,388	11,124
Travel	233	1,378	4,670
Rent	1,118	722	1,840
	79,184	20,934	109,881

(Loss) before other expense	(79,184)	(17,866)	(106,813)
Other Expense
Interest expense	(1,665)	-	(1,665)

Net (Loss) and Comprehensive Loss for the period	$(80,849)	$(17,866)	$(108,478)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	170,168,356	40,734,247

The accompanying notes are an integral part of these financial statements.

NATURE'S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (DECEMBER 3, 2009)
THROUGH NOVEMBER 30, 2010

					(Deficit)
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-In	Stock	Exploration
Description	Shares	Amount	Capital	Subscribed	Stage	Total

Common stock subscribed - 21,000,000 shares at $0.00005 per share	-	-	-	1,000	-	1,000
Net (loss) for the period	-	-	-	-	(9,763)	(9,763)
Balance - November 30, 2008	-	-	-	1,000	(9,763)	(8,763)
Common stock issued for cash at $0.00005 per share, August 4, 2009	105,000,000	5,000	-	-	-	5,000
Common stock issued for subscription, August 4, 2009	21,000,000	1,000	-	(1,000)	-	(1,000)
Net (loss) for the year	-	-	-	-	(17,866)	(17,866)
Balance - November 30, 2009	126,000,000	6,000	-	-	(27,629)	(21,629)
Common stock issued for cash at $0.0005 per share, March 2, 2010	64,050,000	30,500	-	-	-	30,500
Common stock issued in exchange for indebtedness at $0.10 per share, November 17, 2010	3,000,000	3,000	297,000	-	-	300,000
Cancellation of shares	(108,000,000)	-	-	-	-	-
Common stock issued pursuant to option agreement at $0.23 per share, November 26, 2010	200,000	200	45,800	-	-	46,000
Debt forgiveness by related parties	-	-	22,989	-	-	22,989
Net (loss) for the year	-	-	-	-	(80,849)	(80,849)

Balance - November 30, 2010	85,250,000	39,700	365,789	-	(108,478)	297,011

The accompanying notes are an integral part of these financial statements.

NATURE'S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			December 3,
			2007
	Year Ended	Year Ended	(Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010
Operating Activities:	$	$	$
Net (loss)	(80,849)	(17,866)	(108,478)
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities:
Consulting and management fees forgiven	4,500		4,500
Changes in Operating Assets and Liabilities:
Accounts receivable	1,510	(1,510)	-
Prepaid expenses	(2,681)	-	(2,681)
Accounts payable and accrued liabilities	(11,331)	12,024	9,739
Due to related parties	-	2,689	2,689
Net Cash (Used in) Operating Activities	(88,851)	(4,663)	(94,231)

Investing Activities:
Mineral interest	(50,000)	-	(50,000)
Net Cash (Used in) Investing Activities	(50,000)	-	(50,000)

Financing Activities:
Issuance of common stock	30,500	6,000	36,500
Common stock subscribed		(1,000)	-
Loan payable	300,000	-	300,000
Loan from shareholders	9,800		9,800
Net Cash Provided by Financing Activities	340,300	5,000	346,300

Net Increase (Decrease) in Cash	201,449	337	202,069
Cash - Beginning of Period	620	283	-
Cash - End of Period	202,069	620	202,069

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	1,665	-	1,665
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

1.      Nature of Operations and Going Concern

Nature’s Call Brands Inc. (the “Company” or “Nature’s Call Brands”) was incorporated under the laws of the State of Nevada on December 3, 2007 with a business plan to sell and distribute water treatment systems for residential and commercial use. In September of 2010, the business of the Company was changed to the acquisition, exploration and development of mineral resources, with emphasis on gold and silver. Efforts in the area of water treatment were then abandoned.

The Company is currently in the exploration stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2010 of $108,478 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of November 30, 2010, the Company had a working capital of $201,011, and (November 30, 2009 – working capital deficiency of $21,629). These and other factors raise doubt about the Company’s ability to continue as a going concern. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Effective October 12, 2010, the Company increased its authorized capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock par value $0.001 per share. On November 8, 2010, the Company effected a forward-split of its Common Stock on the basis of twenty-one new Shares of Common Stock for each one Share of Common Stock issued and outstanding on November 7, 2010. These financial statements have been retroactively restated to reflect the above noted forward-split.

2.      Summary of Significant Accounting Policies

     Basis of Presentation

The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

     Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

     Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     Revenue Recognition

Revenue from sales of water treatment systems was recognized when the distribution of products was complete, risk of loss and title to the products had transferred to the customer, there was persuasive evidence of an agreement, acceptance had been approved by its customer, the fee was fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable was probable, net of any expected returns, trade discounts, and other price reductions, as well as trade promotions and coupons.

     Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended November 30, 2010 and 2009 our only component of comprehensive loss was the net loss reported in the operations statements.

     Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company’s currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

     Mineral Property Rights Acquisition and Exploration and Development Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets.

     Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2010, the Company does not have any asset retirement obligations.

     Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the years ended November 30, 2010 and 2009.

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year ended November 30, 2010 and 2009.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

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

     Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

     Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. For the years ended November 30, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the year ended November 30, 2010 and 2009.

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

     Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of November 30, 2010, the Company had approximately $102,069 in a bank beyond insured limit (November 30, 2009: $nil).

     New Accounting Pronouncements

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. The effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. Mineral Interest – Los Amoles

On October 4, 2010, the Company entered into a Letter of Intent with Yale Resources Ltd. (“Yale”), whereby Yale has agreed to grant the Company an option to acquire a 70% interest in its wholly owned Los Amoles property located in the municipality of Villa Hidalgo, Sonora State, Mexico.

On November 26, 2010, the Company entered into the definite Option Agreement with Yale to acquire a 70% interest in Los Amoles property. Pursuant to the Option Agreement, the Company can earn up to 70% of interest before December 31, 2013 by performing, paying or issuing the following:

(a)	making $50,000 payment to Yale prior to December 1, 2013 as follows:

	(i)	$25,000 upon the signing of the letter of intent dated October 4, 2010 (paid); and

	(ii)	an additional $25,000 upon signing of the Option Agreement (paid)

(b)	incurring or funding a total of $900,000 in expenditures on the Los Amoles Property prior to December 1, 2013 as follows:

	(i)	$200,000 on or before the first anniversary of the date of the Option Agreement ($100,000 of which are to be advanced with 6 months of the date of the Option Agreement);

	(ii)	an additional $300,000 on or before the secondary anniversary of the date of Option Agreement; and

	(iii)	an additional $400,000 on or before the third anniversary of the date of Option Agreement;

Pursuant to the Option Agreement, Yale will act as an operator and agreed to expend these funds pursuant to an agreed budget, however, if the Option Agreement is terminated by the Company prior to $100,000 of these expenditures being incurred, Yale will retain any unspent funds. Yale will charge a management fee of 15% on all expenditures which will be considered as part of the above required expenditures funding.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

(c)	issuing shares of the Company to Yale totalling 1,000,000 shares prior to December 1, 2013 as follows:

	(i)	200,000 shares on signing of the Option Agreement (issued);

	(ii)	an additional 200,000 shares on or before the six month anniversary of the date of the Option Agreement;

	(iii)	an additional 200,000 shares on or before the first anniversary of the date of the Option Agreement;

	(iv)	an additional 200,000 shares on or before the second anniversary of the date of the Option Agreement; and

	(v)	an additional 200,000 shares on or before the third anniversary of the date Option Agreement.

Upon the fulfillment of the above noted, the Company would own an undivided 70% interest in the Los Amoles Property as tenants in common, with a 30% participating interest to be retained by Yale. Also upon the acquisition of 70% interest in the Los Amoles Property, the Company and Yale agreed to bear the cost of further exploration and development in proportion to the respective interests in the Los Amoles Property on a joint venture basis.

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties when the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Colombian laws. The Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

4.      Loans Payable

On October 1, 2010, the Company entered into a loan agreement with an unrelated party and obtained a $150,000 loan at an interest rate of 5% per annum, compounded monthly and payable starting on September 30, 2011.

On October 13, 2010, the Company entered into a loan agreement with another unrelated party and obtained a $150,000 loan at an interest rate of 5% per annum, compounded monthly and payable starting on October 12, 2011.

On November 17, 2010, the Company settled the above loans payable of $300,000 in aggregate by the issuance of 3,000,000 common shares of the Company at $0.10 per share.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

During the year ended November 30, 2010, the Company paid $1,665 interest expenses in connection with the above noted loans payable.

5.      Capital Stock

On August 4, 2009, the Company issued 126,000,000 common shares at $0.00005 for total proceeds of $6,000.

On March 2, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company sold 64,050,000 common shares at $0.0005 per share for total proceeds of $30,500 pursuant to this Registration Statement.

On November 17, 2010, the Company issued 3,000,000 common shares at a per share price of $0.10 for settlement of loans payable of $300,000.

On November 26, 2010, the Company’s President and majority shareholder returned and cancelled 108,000,000 of his restricted common shares.

On November 26, 2010, the Company issued 200,000 shares to Yale pursuant to the Option Agreement at a fair value of $0.23 per share for a total value of $46,000.

As of November 30, 2010, the Company had not issued any shares nor granted any stock options under share-based compensation transactions.

6.      Income Taxes

The provision (benefit) for income taxes for the years ended November 30, 2010 and 2009 were as follows (statutory federal income tax rate at 15 percent):

	Year Ended	Year Ended
	November 30,	November 30,
	2010	2009

Current Tax Provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal
Loss carryforwards	$12,100	$2,700
Change in valuation allowance	(12,100)	(2,700)

Total deferred tax provision	$-	$-

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

The Company had deferred income tax assets as of November 30, 2010 and 2009 as follows:

	November 30,	November 30,
	2010	2009

Loss carryforwards	$16,200	$4,100
Less - Valuation allowance	(16,200)	(4,100)

Total net deferred tax assets	$-	$-

As of November 30, 2010, the Company had approximately $108,000 in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2028 through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended November 30, 2010 and November 30, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

7.      Related Party Transactions

a)

Effective October 15, 2010, the Company entered into a consulting agreement with 1367826 Ontario Limited (“OntarioCo”), which is controlled by a director of the Company, to provide certain consulting services at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party. In connection with the consulting agreement, during the year ended November 30, 2010, the Company paid consulting fees of $10,000 to OntarioCo of which $7,500 was charged to the current operations and $2,500 was recorded as prepaid expenses.

b)	During the year ended November 30, 2010, the Company accrued or paid consulting and management fees of $4,500 (November 30, 2009 - $5,200) to the former directors of the Company.

c)	As November 30, 2010, $nil (November 30, 2009 - $2,689) was due to the former directors of the Company.

d)

During the year ended November 30, 2010, a former director of the Company provided a $15,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at a rate of 5.65% per annum. The Company repaid $5,200 of the loan in the third quarter of 2010 resulting in a remaining principal balance owing of $9,800 which was forgiven on August 31, 2010.

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

e)

During the year ended November 30, 2010, $22,989 was forgiven by former directors of the Company for amounts due to them in connection with consulting and management services provided, amounts paid on behalf of the Company and loans advanced to the Company. The forgiven amounts were recorded as additional paid-in capital.

f)	Included in accounts payable and accrued liabilities, $1,068 was payable to a director of the Company for expense reimbursement.

8.      Non-Cash Activities

During the year ended November 30, 2010, the Company has issued common shares as consideration pursuant to the Option Agreement and to settle its outstanding loans as disclosed in Notes 3 and 4, respectively.

During the year ended November 30, 2010, $22,898 was forgiven by former directors and recorded in the additional paid-in capital as disclosed in Note 7 (e).

9.      Commitments

See Note 3, 7 (a), 10 (b) and 10 (c)

10.    Subsequent Events

a)

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The board of directors currently acts as the plan administrator of this plan. In January of 2011, 1,400,000 options were issued pursuant to the plan with 400,000 such options issued to consultants and 1,000,000 such options issued to the new president of the Company. All such options entail an exercise price of $0.20 with various vesting provisions.

b)

On January 21, 2011, Robbie Manis resigned as the Company’s president, chief executive officer, secretary, treasurer and chief financial officer. He was replaced in such capacities by Juan Miguel Ríos Gutiérrez but remains a director of the Company. The consulting agreement previously executed by the Company with Mr. Manis’s wholly owned corporation, OntarioCo, was terminated on such date.

At the same date, the Company entered into a consulting agreement with Juan Miguel Ríos Gutiérrez at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party

NATURE’S CALL BRANDS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010, AND 2009

Further, a new consulting agreement was entered into by the Company with Corcom, Inc., a resident of Nevada, for the provision of certain accounting, legal, regulatory filing and premises support at a rate of $2,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party.

c)

Effective January 27, 2011, the Company entered into a letter of intent with First Majestic Silver Corp. (NYSE:AG and TSX:FR). First Majestic has agreed to grant the Company an option to acquire up to a 90% interest in the Jalisco Group of Properties which are wholly owned by First Majestic and are located in the Jalisco State, Mexico. Upon execution of a definitive agreement the Company will be required to issue 10 million shares of common stock to First Majestic and spend $3 million over the first 3 years to earn a 50% interest and $5 million over 5 years to earn a 70% interest. In order to attain a 90% interest, we are required to complete a bankable feasibility study within 7 years. First Majestic will retain a 10% free carried interest and a 2.375% NSR. The letter of intent is not binding and the completion of the contemplated transaction is subject to a number of factors including reaching agreement on a definitive agreement, among others. There is no assurance the transaction will be completed.

d)

In January of 2011, the Company’s board of directors approved a name change of the Company to “Sonora Resources Corporation” and we have taken steps to have this name change become effective on March 2, 2011.

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the year ended November 30, 2010, the review and evaluation of subsequent events for proper accrual and disclosure was completed through February 23, 2011 which was the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and our principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individual serves as the director and executive officer of our company.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Juan Miguel Ríos Gutiérrez	President, Chief Executive Officer, Secretary, Treasurer, Financial Officer and Director	51	January 21, 2011
Robbie Manis	Director	42	September 3, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Juan Ríos Gutiérrez

Mr. Gutiérrez has been our president, chief executive officer, secretary, treasurer, chief financial officer and a director of our company since January 21, 2011. Mr. Gutiérrez is a mining engineer with over 20 years mining experience working primarily as a Mine Superintendent and General Manager with several companies in Mexico. From August 2010 to December 2010, he was the Planning and New Project Manager for First Majestic Silver Corp. of Mexico. From September 2009 to July 2010 he was the General Manager for First Majestic Silver Group, Minera La Encantada S.A. de C.V. La Encantada Unit, Coahula, Mexico. He was the General Manager of First Majestic Silver Group, Minera EL Pilón S.A. de C.V. San Martin Unit, Jalisco, Mexico from February 2007 to August 2009. From May 2004 to February 2007, he was the General Manager of First Majestic Silver Group, First Majestic Plata, S.A. de C.V. La Parrilla Unit, Durango, Mexico. He was the Mine Superintendent of Plata Panamericana S.A. de C.V., Zacatecas, Mexico from February 2002 to July 2002. From August 1997 to January 2002, he was the Mine Superintendent, Planning, Management Project, Peñoles Group, Engineering, construction and operation of Fracisco I. Madero Unit, Zacatecas, Mexico. From November 1983 to July 1997, Mr. Miguel worked with Servicios Industriales Peñoles, S.A. de C.V. working in six different underground mines in Mexico as Mine Supervisor, Mine and Planning Superintendent.

Mr. Gutiérrez received a Bachelor Degree in Mining and Metallurgical Engineering in 1983 from the Universidad Autónoma de Chihuahua Mexico, a Finances for not Financial Diploma in 1996 from the College Instituto Tecnológico Autónomo de Mexico (ITAM), an English Diploma in 1999 from the College Tec de Monterrery (ITESM) Campus Zacatecas, Mexico and a Management Project Diploma in 2000 from the College Instituto Tecnológico Autónomo de Mexico (ITAM).

We believe Mr. Gutiérrez is qualified to serve as our sole officer and a director of our company because he brings significant background as well as business and public company experience to our company.

Robbie Manis

Mr. Manis has been a director of our company since September 3, 2010 and was our president, chief executive officer, secretary, treasurer, chief financial officer from September 3, 2010 until January 21, 2011. Mr. Manis is a seasoned finance professional. Since 2006, he has served as the Chief Financial Officer and director of Big Stick Media Corporation (“BSM”). In this role, Mr. Manis has overseen all aspects of BSM’s financial and reporting obligations, its fund raising efforts, liaison with its public shareholders and regulatory responsibilities. Prior to his involvement with BSM, Mr. Manis was engaged in a number of financial capacities including project finance, structured finance, private equity and taxation.

We believe Mr. Manis is qualified to serve as a director because he brings significant background as well as business and public company experience to our company.

Term of Office

Directors of our company hold office until the annual meeting of the stockholders next succeeding his or her election, or until his or her prior death, resignation or removal. Executive officers of our company hold office until the annual meeting of our board of directors next succeeding his or her election, and until his or her succession has been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

During the past ten years, neither of our directors nor our executive officer has been involved in any of the following events:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

  being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

  being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

  being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We currently act with two directors, consisting of Juan Miguel Ríos Gutiérrez and Robbie Manis. We have determined that we do not have an independent director as defined by NASDAQ Listing Rule 5605(a)(2). We do not have a standing audit committee, compensation committee or a nominating committee but our entire board of directors acts as our audit committee, our compensation committee and our nominating committee.

Audit Committee

Our audit committee consists of our officers and directors. The audit committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters.

Audit Committee Financial Expert

Our board of directors has determined that Robbie Manis does qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an additional director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Compensation Committee

We do not have a compensation committee.

Code of Ethics

Effective February 23, 2011, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Nature’s Call Brands Inc., 3120 S. Durango Drive, Suite 305, Las Vegas, NV 89117-4454.

Nomination Process

As of February 23, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended November 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30 2010 and November 30, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2010 and November 30, 2009, whom we will collectively refer to as the named executive officers of our company, for our years ended November 30, 2010 and November 30, 2009, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Juan Miguel Ríos Gutiérrez President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director(1)	2010 2009	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Robbie Manis Former President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director(2)	2010 2009	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	$10,000(2) N/A	$10,000 N/A
Andrian Burenta Former President, Chief Executive Officer and Director(3)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,250 $1,750(4)	$2,250 $1,750(4)
Inga Cebanu Former Secretary, Treasurer, Chief Financial Officer and Director(5)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,250 750(6)	$2,250(6) 750(6)

(1)	Juan Miguel Ríos Gutiérrez has been our president, chief executive officer, secretary, treasurer, chief financial officer and a director of our company since January 21, 2011.

(2)

Robbie Manis was our president, chief executive officer, secretary, treasurer and chief financial officer from September 3, 2007 until January 21, 2011. Mr. Manis is currently a director of our company. $10,000 was paid during the year for consulting services to a company wholly owned by Mr. Manis.

(3)	Andrian Burenta was our president and chief executive officer from December 3, 2007 to September 3, 2010 and a director of our company from December 3, 2007 to September 15, 2010.

(4)

Mr. Burenta provided management services to our company as per unwritten arrangement with our company. These services included: overseeing daily operations; corresponding with customers, vendors, professional firms and regulatory authorities; identifying potential products for our portfolio; and monitoring our company’s reporting and compliance activities. During the year ended November 30, 2010, management services of $2,250 were charged to operations and during the year ended November 30, 2009, management services of $1,750 were charged to operations.

(5)	Inga Cebanu was our Secretary, Treasurer and Chief Financial Officer from August 2008 to September 3, 2010 and a director of our company from August 2008 to September 15, 2010.

(6)

Mrs. Cebanu provided management services to our company. During the year ended November 30, 2010 management services of 2,250 were charged to operations and during the year ended November 30, 2009 management services of $750 were charged to operations.

Employment or Consulting Arrangements

Effective October 15, 2010, we entered into a consulting agreement with 1367826 Ontario Limited and Robbie Manis, pursuant to which 1367826 Ontario Limited (wholly owned by Robbie Manis) is to provide certain consulting services as well as to make its president, Robbie Manis, available to perform the duties of chief executive officer, secretary and treasurer of our company. In this capacity, Mr. Manis is expected to fulfill all senior officer duties as required by our company including sourcing and implementing new business opportunities, raising financing reasonably required from time to time by our company, coordinating all required accounting, reporting and disclosure and fulfilling any other needed administrative functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay 1367826 Ontario Limited the sum of $5,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement was for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. The agreement was terminated on January 21, 2011, the date Mr. Manis resigned as our president, chief executive officer, secretary, treasurer and chief financial officer. We have paid $20,000 to 1367826 Ontario Limited pursuant to the consulting agreement.

Effective January 21, 2011, we entered into a consulting agreement with Juan Miguel Ríos Gutiérrez pursuant to which Mr. Gutierrez is to provide certain consulting services as well as to perform the duties of president, chief executive officer, secretary, treasurer and chief financial officer of our company. In this capacity, Mr. Gutiérrez will fulfill all senior officer duties as required by our company including sourcing and implementing new business opportunities, raising financing reasonably required from time to time by our company, coordinating all required accounting, reporting and disclosure and fulfilling any other needed administrative functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay Mr. Gutiérrez the sum of US$5,000 per month for the duration of the agreement.

Equity Awards

Subsequent to our year ended November 30, 2010, and effective December 21, 2010, we adopted our 2010 Stock Option Plan pursuant to which we may grant stock options to acquire up to a total of 8,500,000 shares of our common stock. Our board of directors currently acts as the plan administrator of this plan. The purpose of the plan is to retain the services of directors, officers, employees, and consultants of our company and such other persons as the plan administrator selects, and to encourage such persons to acquire a greater proprietary interest in our company, thereby strengthening their incentive to achieve the objectives of our stockholders, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to persons selected by the plan administrator.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any stock options during the year ended November 30, 2010. Subsequent to the year ended November 30, 2010, we granted the following stock options to our executive officers:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Juan Miguel Ríos Gutiérrez	1,000,000	Nil	Nil	$0.20	January 21, 2016	Nil	-	Nil	Nil

Aggregated Options Exercised in the Year Ended November 30, 2010 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended November 30, 2010.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

Other than our consulting agreement dated October 15, 2010 with 1367826 Ontario Limited and Robbie Manis which was terminated January 21, 2011, we have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 23, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current director and our named executive officers (as defined in the “Executive Compensation” section below) and our current executive officers and by our current directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common Stock	Juan Miguel Ríos Gutiérrez Cerro Del Padre 11 RDA Los Pirules Guadalupe, Zac, Mexico	Nil	0%
Common Stock	Robbie Manis 346 Lazard Avenue Mount Royal, QC H3R 1P3	18,000,000	21.1%
Common Stock	Directors and Executive Officers as a Group (2 persons))	18,000,000	21.1%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(2)	Based on 85,250,000 shares of common stock issued and outstanding as of February 23, 2011.

Changes in Control

Pursuant to the terms of the affiliate stock purchase agreement dated September 3, 2010 between Robbie Manis with Andrian Burenta, Inga Cebanu and Pavel Krykov, Mr. Manis purchased 6,000,000 pre-split shares of our common stock from the following persons:

Andrian Burenta	2,500,000 pre-split shares
Inga Cebanu	1,000,000 pre-split shares
Pavel Krykov	2,500,000 pre-split shares

The purchase price of the shares was $60,000, which was paid in cash and by the personal funds of Mr. Manis.

On November 17, 2010, as consideration for the conversion of debt to equity (converting the loans in the amount of $300,000 into 3,000,000 shares of our common stock at a price of $0.10 per share by two lenders), and in further consideration of the lenders agreeing to invest further equity in our company in future should the need arise, Mr. Manis agreed to cancel 108,000,000 of his restricted post-split shares of our common stock. The cancellation was effective as of November 26, 2010. As a result of this share cancellation, Mr. Manis’ ownership of outstanding shares of our common stock was decreased to approximately 21.1% from approximately 65.2% .

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, since our inception on December 3, 2007, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($1,206.50), and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

The former president, chief executive officer, secretary, treasurer and chief financial officer of our company provided management services to our company. During the year ended November 30, 2010, management services of $10,000 (November 30, 2009 - $nil) were charged to operations.

The former president and the former chief financial officer of our company provided management services to our company. During the year ended November 30, 2010, consulting / management services of $4,500 (November 30, 2009 - $2,500) were charged to operations.

A former director of our company provided consulting services to our company. During the year ended November 30, 2010, consulting services of $NIL (November 30, 2009 - $2,700) were charged to operations.

As of November 30, 2010, we did not owe any amounts to former directors of our company (November 30, 2009 -$2,689) for management and consulting services provided to our company.

As of November 30, 2010, included in accounts payable and accrued liabilities, $1,068 was payable to a director of the Company for expense reimbursement.

During the year ended November 30, 2010, a director of our company provided a $15,000 loan to our company. The loan was payable on demand, was unsecured, bore interest at a rate of 5.65% per annum and was due on or after January 22, 2011. We repaid a portion of the loan in the third quarter of 2010 resulting in a remaining principal balance owing of $9,800. This amount has been forgiven and is no longer due.

On November 17, 2010, as consideration for the conversion of debt to equity (converting the loans in the amount of $300,000 into 3,000,000 shares of our common stock at a price of $0.10 per share by two lenders), and in further consideration of the lenders agreeing to invest further equity in our company in future should the need arise, Robbie Manis, our former president, chief executive officer, secretary, treasurer, chief financial officer, and a director, agreed to cancel 108,000,000 of his restricted shares of our common stock. The cancellation was effective as of November 26, 2010 and Mr. Manis holds approximately 21.1% of our issued and outstanding shares as of February 23, 2011.

Director Independence

Our board of directors consists of two directors, Juan Miguel Ríos Gutiérrez and Robbie Manis. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. We have determined that we do not have an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended November 30, 2010 and 2009 for professional services rendered by Chang Lee LLP and Etania Audit Group P.C. for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Chang Lee LLP

	Year Ended	Year Ended
	November 30,	November 30,
	2010	2009
Audit Fees and Audit Related Fees	$10,500	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$10,500	$Nil

Etania Audit Group P.C.

	Year Ended	Year Ended
	November 30,	November 30,
	2010	2009
Audit Fees and Audit Related Fees	$7,000	$6,000
Tax Fees	$700	$Nil
All Other Fees	$Nil	$Nil
Total	$7,700	$6,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Chang Lee LLP and Etania Audit Group P.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of Chang Lee LLP and Etania Audit Group P.C.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on November 13, 2009)
3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on November 13, 2009)
3.3	Certificate of Amendment (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)
10.1	Loan Agreement dated October 1, 2010 with Troon Investments pty Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 5, 2010)
10.2	Loan Agreement dated October 13, 2010 with Graeme Renton (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 14, 2010)
10.3	Consulting Agreement dated October 15, 2010 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 14, 2010)
10.4	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 19, 2010)
10.5	Option Agreement dated November 26, 2010 with Yale Resources Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)
10.6	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 18, 2010)
10.7	Stock Option Plan (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 23, 2010)
10.8	Consulting Agreement dated January 18, 2011 with Corcom, Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011)
10.9	Consulting Agreement dated January 21, 2011 with Juan Miguel Ríos Gutiérrez (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011)
10.10	Stock Option Agreement dated January 21, 2011 with Juan Miguel Ríos Gutiérrez incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011)
10.11	Letter of Intent with First Majestic Silver Corp. dated January 27, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 7, 2011)
10.12*	Code of Ethics and Business Conduct
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Juan Miguel Ríos Gutiérrez
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURE’S CALL BRANDS INC.

/s/ Juan Miguel Ríos Gutiérrez
By: Juan Miguel Ríos Gutiérrez
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)
Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Juan Miguel Ríos Gutiérrez
By: Juan Miguel Ríos Gutiérrez
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)
Dated: February 25, 2011

/s/ Robbie Manis
By: Robbie Manis
Director
Dated: February 25, 2011