Form 10-Q
period 2011-02-28
Sonora Resources Corp.
filed 2011-04-05
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-54268

SONORA RESOURCES CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-1269503
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3120 S. Durango Drive, Suite 305, Las Vegas, NV	89117-4454
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 702.509.5049

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes[ ] No[ ] (not currently applicable to the registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[x]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 5, 2011
Common Stock, $.001 par value	85,250,000

SONORA RESOURCES CORP.
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 28,	November 30,
	2011	2010
ASSETS
Current Assets:
Cash	$143,144	$202,069
Accounts receivable	-	-
Prepaid expense	-	2,681
Total current assets	143,144	204,750
Mining interest - Los Amoles	96,000	96,000

Total Assets	$239,144	$300,750
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$39,546	$3,739
Due to related parties	-	-
Total liabilities	39,546	3,739
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, authorized 500,000,000 shares; issued 85,250,000 and 85,250,000 in 2011 and 2010, respectively	39,700	39,700
Additional paid-in capital	383,404	365,789
(Deficit) accumulated during the exploration stage	(223,506)	(108,478)
Total stockholders' equity (Deficit)	199,598	297,011

Total Liabilities and Stockholders' Equity (Deficit)	$239,144	$300,750

The accompanying notes are an integral part of these financial statement

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			December 3,
	Three Months	Three Months	2007
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011

Sales	$-	$-	$11,254
Cost of Sales	-	-	8,186
	-	-	3,068

General and Administrative Expenses
Accounting and audit fees	14,047	3,000	33,247
Transfer agent and filing fees	4,299	-	25,241
Investor Communication	4,464	-	4,464
Legal fees	37,540	-	64,347
Consulting and management fees	23,295	1,500	48,593
Office and miscellaneous	1,883	1,054	13,007
Stock Compensation Expense	17,615	-	17,615
Travel	2,730	682	7,400
Exploration Expenditures	9,155	-	9,155
Rent	-	558	1,840
	115,028	6,794	224,909

(Loss) before other expense	(115,028)	(6,794)	(221,941)
Other Expense
Interest expense	-	(88)	(1,665)

Net (Loss) and Comprehensive (Loss) for the period	$(115,028)	$(6,882)	$(223,506)

(Loss) Per Common Share:

(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	85,250,000	126,000,000

The accompanying notes are an integral part of these financial statements

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (DECEMBER 3, 2007)
THROUGH FEBRUARY 28, 2011

					(Deficit)
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-In	Stock	Exploration
Description	Shares	Amount	Capital	Subscribed	Stage	Total
		$	$	$	$	$
Common stock subscribed - 21,000,000 shares at $0.00005 per share	-	-	-	1,000	-	1,000
Net (loss) for the period	-	-	-	-	(9,763)	(9,763)

Balance - November 30, 2008	-	-	-	1,000	(9,763)	(8,763)
Common stock issued for cash at $0.00005 per share, August 4, 2009	105,000,000	5,000	-	-	-	5,000
Common stock issued for subscription, August 4, 2009	21,000,000	1,000	-	(1,000)	-	(1,000)
Net (loss) for the year	-	-	-	-	(17,866)	(17,866)

Balance - November 30, 2009	126,000,000	6,000	-	-	(27,629)	(21,629)
Common stock issued for cash at $$0.0005 per share, March 2, 2010	64,050,000	30,500	-	-	-	30,500
Common stock issued in exchange for indebtedness at $0.10 per share, November 17, 2010	3,000,000	3,000	297,000	-	-	300,000

Cancellation of shares	(108,000,000)	-	-	-	-	-
Common stock issued pursuant to option agreement at $0.23 per share, November 26, 2010	200,000	200	45,800	-	-	46,000
Debt forgiveness by related parties	-	-	22,989	-	-	22,989
Net (loss) for the year	-	-	-	-	(80,849)	(80,849)
Balance - November 30, 2010	85,250,000	39,700	365,789	-	(108,478)	297,011
Stock based compensation expense issued on January 21, 2011 and January 19, 2011			17,615			17,615
Net (loss) for the year					(115,028)	(115,028)
Balance - February 28, 2011	85,250,000	39,700	383,404	-	(223,506)	199,598

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			December 3,
	Three Months	Three Months	2007
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011
Operating Activities:	$	$	$
Net (loss)	(115,028)	(6,882)	(223,506)
Stock Based Compensation Expense	17,615	-	17,615
Adjustments to reconcile net (loss) to net cash provided by (used) in operating activities:
Consulting and management fees forgiven	-	-	4,500
Changes in Operating Assets and Liabilities:
Accounts receivable	-	1,510	-
Prepaid expenses	2,681	-	-
Accounts payable and accrued liabilities	35,807	(10,742)	45,546
Due to related parties	-	1,500	2,689
Net Cash (Used in) Operating Activities	(58,925)	(14,614)	(153,156)

Investing Activities:
Mineral interest	-	-	(50,000)
Net Cash (Used in) Investing Activities	-	-	(50,000)

Financing Activities:
Issuance of common stock	-	-	36,500
Common stock subscribed	-	-	-
Loan payable	-	-	300,000
Loan from shareholders	-	15,000	9,800
Net Cash Provided by Financing Activities	-	15,000	346,300

Net Increase (Decrease) in Cash	(58,925)	386	143,144
Cash - Beginning of Period	202,069	620	-
Cash - End of Period	143,144	1,006	143,144

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	-	-	1,665
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

1.	Nature of Operations and Going Concern

Sonora Resources Corp. (formerly Nature’s Call Brands Inc.) (the “Company” or “Sonora Resources”) was incorporated under the laws of the State of Nevada on December 3, 2007 with a business plan to sell and distribute water treatment systems for residential and commercial use. In September of 2010, the business of the Company was changed to the acquisition, exploration and development of mineral resources, with emphasis on gold and silver. Efforts in the area of water treatment were then abandoned.

The Company is currently in the exploration stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to February 28, 2011 of $223,506 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of February 28, 2011, the Company had a working capital of $103,598, and (November 30, 2010 – working capital of $201,011). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

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

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the three months ended February 28, 2011 and 2010 our only component of comprehensive loss was the net loss reported in the operations statements.

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

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

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 28, 2011, the Company does not have any asset retirement obligations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended February 28, 2011 and 2010.

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at February 28, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asses was required.

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the three months ended February 28, 2011 and 2010.

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

Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institution. As of February 28, 2011 the Company had approximately $143,144 in a bank beyond the insured limit (November 30, 2010: $202,069).

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives —Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

3.	Mining Interest – Los Amoles

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

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

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

5.	Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The board of directors currently acts as the plan administrator of this plan. In January of 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 4 years and mature on January 21, 2016. During the period ended February 28, 2011, the Company recorded stock based compensation of $17,615 in connection with the stock options granted during the period.

A summary of the changes in stock options for the period ended February 28, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, November 30, 2010	-	$ -
Granted	1,400,000	$0.20
Balance, February 28, 2011	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

February 28, 2011

Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended February 28, 2011 as follows:

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

	Weighted	Weighted
	Average	Average
	Exercise	Fair
February 28, 2011	Price	Value

Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and none exercisable:

February 28, 2011			Options outstanding

		Weighted	Weighted
		average	average
Range of	Number	remaining	exercise
exercise prices	of shares	contractual life	price

$0.20	1,400,000	4.33 years	0.20

6.	Related Party Transactions

a)

During the three months ended February 28, 2011, the Company paid / accrued consulting of $19,455 to a director and a company controlled by a director. During the three months ended February 28, 2010, the Company paid / accrued management fees of $1,500 to a former director of the Company.

b)

Included in accounts payable and accrued liabilities, $7,099 (November 30, 2010: $nil) is payable to a director of the Company for expense reimbursement and consulting services. In addition, $9,862 (November 30, 2010: $1,068) is payable to another director of the Company for expense reimbursement.

7.	Commitments

The Company entered into a consulting agreement with Juan Miguel Ríos Gutiérrez at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party

The Company entered into a consulting agreement with Corcom, Inc., a resident of Nevada, for the provision of certain accounting, legal, regulatory filing and premises support at a rate of $2,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party.

SONORA RESOURCES CORP. (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
(Unaudited)

Effective January 27, 2011, the Company entered into a letter of intent with First Majestic Silver Corp. (NYSE:AG and TSX:FR). First Majestic has agreed to grant the Company an option to acquire up to a 90% interest in the Jalisco Group of Properties which are wholly owned by First Majestic and are located in the Jalisco State, Mexico. Upon execution of a definitive agreement the Company will be required to issue 10 million shares of common stock to First Majestic and spend $3 million over the first 3 years to earn a 50% interest and $5 million over 5 years to earn a 70% interest. In order to attain a 90% interest, we are required to complete a bankable feasibility study within 7 years. First Majestic will retain a 10% free carried interest and a 2.375% NSR. The letter of intent is not binding and the completion of the contemplated transaction is subject to a number of factors including reaching agreement on a definitive agreement, among others. There is no assurance the transaction will be completed. See Note 3.

8.	Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period. For the three months ended February 28, 2011, the review and evaluation of subsequent events for proper accrual and disclosure was completed through April 5, 2011 which was the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

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

  our plan of operations;

  our future exploration programs and results;

  our expectations regarding the impact of various accounting policies;

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

Any of these risks could cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report.

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

As used in this annual report, the terms “we”, “us”, “ our” and “Sonora” mean Sonora Resources Corp. unless the context clearly indicates otherwise.

Plan of Operation

We were incorporated in the State of Nevada on December 3, 2007. Our initial business plan to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries. At the time that Robbie Manis became an officer and a director of our company, we started reconsidering our plans for development of our business and on November 26, 2010, we entered into an option agreement with Yale Resources Ltd. (“Yale Resources”) pursuant to which Yale Resources granted to our company an exclusive right and option to acquire undivided legal and beneficial interests of 70% in and to the mining concessions known as Los Amoles Property. With the entry into this option agreement, we abandoned our efforts as a wholesaler of water filtration systems and we are focusing our efforts in mineral exploration.

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

Effective March 2, 2011, we completed a merger with our subsidiary, Sonora Resources Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Nature’s Call Brands Inc.” to “Sonora Resources Corp.”. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 2, 2011. Our symbol remains as “NATC”.

We are a mineral resource exploration company. Our plan of operation is to carry out mineral exploration, initially working on our Los Amoles property in order to ascertain whether it possesses commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold and silver but if we discover that our mineral property holds potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

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

Results of Operations

For the three months ended February 28, 2011 compared to the three months ended February 28, 2010

We have not generated any revenues during the three month periods ended February 28, 2011 and 2010.

General and administrative expenses for the three month period ended February 28, 2011, were $115,028 compared to $6,794 for the three month period ended February 28, 2010. The increase in our general and administrative expenses was primarily attributable to increases in the following expenses from the three month period ended February 28, 2010 to the three month period ended February 28, 2011: accounting and audit fees increased by $11,047, primarily due to the increased cost borne as a result of the change in external auditor; transfer agent and filing fees increased by $4,299, primarily due to increased common share issuance and re-organization activities; investor communications increased by $4,464, primarily due to the dissemination of news releases related to our evolving activities; legal fees increased by $37,540, primarily due to the change in management and share structure as well as the creation and execution of various documents related to our current focus on mining endeavours; consulting and management fees increased by $21,795, primarily due to fees payable to our executive officers; stock compensation increased by $17,615, primarily due to the granting of stock options and the recognition of the related expense; travel increased by $2,048, primarily due to travel required by our new executive officer regarding the execution of documentation relevant to his position; and exploration expenditures increased by $9,155, primarily due to initial work conducted on the Los Amoles property;

Liquidity and Capital Resources

Working Capital

	As at February 28,	As at November 30,
	2011	2010
Current assets	$143,144	$204,750
Current liabilities	39,546	3,739
Working capital	$103,598	$201,011

As at February 28, 2011, we had cash of $143,144 and working capital of $103,598, compared to cash of $202,069 and a working capital of $201,011 as of November 30, 2010. This decrease in our cash and working capital is primarily due to the use of cash to fund operations as well as the incurrence of initial exploration expenses related to Los Amoles. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

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

As of February 28, 2011, we had working capital of $103,598 and require $375,000 to fund our operations for the next twelve months. We anticipate that we will require an additional $271,402 to fund our operations for the next twelve months.

Operating Activities

Net cash used in operating activities for the three month period ended February 28, 2011 was $58,925, compared with net cash used of $14,614 for the three month period ended February 28, 2010. The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses.

Investing Activities

No cash was used in investing activities for the three month period ended February 28, 2011 or February 28, 2010.

Financing Activities

No cash was used in financing activities for the three month period ended February 28, 2011. Net cash provided by financing activities for the three month period ended February 28, 2010 was $15,000.

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

Critical Accounting Policies

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

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at February 28, 2011, the Company does not have any asset retirement obligations.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of February 28, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer, who is also our principal financial officer, evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three month period ended February 28, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

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

Pursuant to our option agreement with Yale Resources Ltd. (“Yale Resources”), the exploration and development work on our Los Amoles Property is expected to be performed by Minera Alta Vista S.A. de C.V., the Mexican subsidiary of the optionor, Yale Resources. As the operator, Yale Resources makes most of the decisions about the exploration and development of this project. We cannot assure you that Yale Resources or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest.

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

Juan Miguel Ríos Gutiérrez, our sole executive officer and director of our company, devotes approximately 40% of his working time on providing management services to us. If the demands on our sole executive officer and director from his other obligations increase, he may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At February 28, 2011, we had working capital of $103,598. We incurred a net loss of $115,028 for the three month period ended February 28, 2011 and $223,506 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place the Los Amoles Property into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated February 23, 2011 relative to our audited financial statements for the year ended December 31, 2010, to comment about our company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

All of our assets and our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

All of our assets are located outside the United States. In addition, our directors and officers are a national and/or resident of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on November 13, 2009)
3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on November 13, 2009)
3.3	Certificate of Amendment (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)
3.4	Articles of Merger dated February 16, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 2, 2011)
10.1	Loan Agreement dated October 1, 2010 with Troon Investments pty Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 5, 2010)
10.2	Loan Agreement dated October 13, 2010 with Graeme Renton (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 14, 2010)
10.3	Consulting Agreement dated October 15, 2010 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 14, 2010)
10.4	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 19, 2010)
10.5	Option Agreement dated November 26, 2010 with Yale Resources Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)
10.6	Form of Subscription Agreement (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 18, 2010)
10.7	Stock Option Plan (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 23, 2010)
10.8	Consulting Agreement dated January 18, 2011 with Corcom, Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011)
10.9	Consulting Agreement dated January 21, 2011 with Juan Miguel Ríos Gutiérrez (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011)
10.10	Stock Option Agreement dated January 21, 2011 with Juan Miguel Ríos Gutiérrez incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011)
10.11	Letter of Intent with First Majestic Silver Corp. dated January 27, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K filed on February 7, 2011)
10.12	Code of Ethics and Business Conduct (incorporated by reference to an exhibit to our annual report on Form 10-K filed on February 25, 2011)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.

/s/ Juan Miguel Ríos Gutiérrez
By: Juan Miguel Ríos Gutiérrez
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)
Dated: April 5, 2011