Form 10-Q
period 2011-05-31
Sonora Resources Corp.
filed 2011-07-12
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-54268

SONORA RESOURCES CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-1269503
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Cerro del Padre #11, Rinconada de los Pirules, Guadalupe,
Zacatecas Mexico	98691
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: 1-877-513-7873

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes[ ] No[ ] (not currently applicable to the registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 12, 2011
Common Stock, $.001 par value	96,450,000

SONORA RESOURCES CORP.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” herein and in our Annual report on Form 10-K for the fiscal year ended November 30, 2010, filed on February 25, 2011.

     As used in this Form 10-Q, “we,” “us,” and “our” refer to Sonora Resources Corp., which is also sometimes referred to as the “Company” or “Sonora Resources.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

     The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP (Formerly NATURE’S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MAY 31, 2011
(Unaudited)

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31, 2011	November 30, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$175,500	$202,069
Prepaid expense	45,000	2,681
Total current assets	220,500	204,750

OTHER ASSETS
Mining interest- Los Amoles	226,000	96,000
Mining interest- Frist Majestic	3,400,000	-

TOTAL ASSETS	$3,846,500	$300,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,631	$3,739
Convertible demand promissory note	200,000	-
Total current liabilities	205,631	3,739

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 95,450,000 and 85,250,000 shares issued and outstanding at 5/31/11 and 11/30/10, respectively	49,900	39,700
Additional paid in capital	4,204,267	365,789
(Deficit) accumulated during the exploration stage	(613,298)	(108,478)
Total stockholders' equity	3,640,869	297,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,846,500	$300,750

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION (formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months	Six Months	Six Months	December 3, 2007
	Ended	Ended	Ended	Ended	(Inception)
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	to May 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-	11,254
COST OF SALES	-	-	-	-	8,186
GROSS PROFIT	-	-	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing fees	9,050	3,700	23,097	6,700	42,297
Transfer agent and filing fees	4,630	11,828	8,929	11,828	29,871
Investor comunication	3,280	-	7,744	-	7,744
Legal fees	10,219	7,000	47,760	7,000	74,566
Consulting and management fees	26,392	1,500	49,687	3,000	74,985
Office and miscellaneous	575	941	2,462	3,235	13,587
Stock compensation expense	101,063	-	118,678	-	118,678
Travel	7,887	-	10,617	-	15,287
Exploration expenditures	27,302	-	36,457	-	36,457
Rent	-	-	-	-	1,840
	190,398	24,969	305,431	31,763	415,312

(LOSS) BEFORE OTHER EXPENSES	(190,398)	(24,969)	(305,431)	(31,763)	(412,244)

OTHER INCOME (EXPENSE):
Foreign exchange gain	1,265	-	1,269	0	1,269
Interest expense	(200,658)	(214)	(200,658)	(302.00)	(202,323)

NET (LOSS) and Comprehensive (Loss) for the period	(389,791)	(25,183)	(504,820)	(32,065)	(613,298)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	90,260,870	8,690,217	87,782,968	7,359,890

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)

(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (DECEMBER 3, 2007)
THROUGH MAY 31, 2011

					(Deficit)
			Additional	Common	Accumulated	Total
	Common Stock		Paid in	Stock	During the	Stockholders'
	Shares	Amount	Capital	Subscribed	Exploration Stage	Equity (Deficit)

Common stock subscribed - 21,000,000 shares at $0.00005 per share	-	$-	$-	$1,000	$-	$1,000
Net (loss) for the period	-	-	-	-	(9,763)	(9,763)
Balance as of November 30, 2008	-	-	-	1,000	(9,763)	(8,763)
Common stock issued for cash at $0.00005 per share, August 4, 2009	105,000,000	5,000	-	-	-	5,000
Common stock issued for subscription, August 4, 2009	21,000,000	1,000	-	(1,000)	-	-
Net (loss) for the year	-	-	-	-	(17,866)	(17,866)
Balance as of November 30, 2009	126,000,000	6,000	-	-	(27,629)	(21,629)
Common stock issued for cash at $0.0005 per share, March 2, 2010	64,050,000	30,500	-	-	-	30,500
Common stock issued in exchange for indebtedness at $0.10 per share, November 17, 2010	3,000,000	3,000	297,000	-	-	300,000
Cancellation of shares	(108,000,000)	-	-	-	-	-
Common stock issued pursuant to option agreement at $0.23 per share, November 26, 2010	200,000	200	45,800	-	-	46,000
Debt forgiven by related parties	-	-	22,989	-	-	22,989
Net (loss) for the year	-	-	-	-	(80,849)	(80,849)
Balance as of November 30, 2010	85,250,000	39,700	365,789	-	(108,478)	297,011
Common stock issued pursuant to option agreement at $0.34 per share, April 15, 2011	10,000,000	10,000	3,390,000	-	-	3,400,000
Common stock issued pursuant to option agreement at $0.65 per share, May 26, 2011	200,000	200	129,800	-	-	130,000
Convertible note equity conversion feature	-	-	200,000	-	-	200,000
Stock based compensation expense issued on January 21, 2011 and January 19, 2011	-	-	118,678	-	-	118,678
Net (loss) for the period	-	-	-	-	(504,820)	(504,820)

Balance as of May 31, 2011	95,450,000	$49,900	$4,204,267	$-	$(613,298)	$3,640,869

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			December 3, 2007
	Six Months Ended		(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(504,820)	$(32,065)	$(613,298)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock based compensation expense	118,678	-	118,678
Accredited interest on convertible note	200,000	-	200,000
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	1,510	-
Prepaid expenses	(42,319)	-	(42,319)
Accounts payable - trade and accrued expenses	1,892	(10,516)	8,950
Due related parties	-	3,302	2,689
CASH (USED IN) OPERATING ACTIVITIES	(226,569)	(37,769)	(320,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	-	-	(50,000)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	30,500	36,500
Convertible demand promissory note	200,000	-	200,000
Loan payable	-	-	300,000
Loan from shareholders	-	15,000	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	45,500	546,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,569)	7,731	175,500

CASH AND CASH EQUIVALENTS, beginning of period	202,069	620	-

CASH AND CASH EQUIVALENTS, end of period	$175,500	$8,351	$175,500

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$1,665

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. (Formerly NATURE'S CALL BRANDS INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
(Unaudited)

1.	Nature of Operations and Going Concern

Sonora Resources Corp. (formerly Nature’s Call Brands, Inc.) (the “Company” or “Sonora Resources”) was incorporated under the laws of the State of Nevada on December 3, 2007 with a business plan to sell and distribute water treatment systems for residential and commercial use. In September of 2010, the business of the Company was changed to the acquisition, exploration and development of mineral resources, with emphasis on gold and silver. Efforts in the area of water treatment were then abandoned.

The Company is currently in the exploration stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to May 31, 2011 of $613,298 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of May 31, 2011, the Company had a working capital of $14,869 (November 30, 2010 – working capital of $201,011). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended May 31, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.

Use of Estimate

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions in Canada. Balances at Canadian banks are insured by the Deposit Insurance Corporation up to CAD $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of May 31, 2011, the Company had $75,500 uninsured cash amounts.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at May 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at May 31, 2011, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the six months ended May 31, 2011 and 2010 our only component of comprehensive loss was the net loss reported in the operations statements.

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

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the six months ended May 31, 2011 and 2010.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2011, there were options outstanding for the purchase of 1,400,000 common shares and 800,000 shares of common stock related to a convertible demand promissory note which could potentially dilute future earnings per share. There were no dilutive financial instruments issued or outstanding for the six months ended May 31, 2010.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the federal tax laws.

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company do not expect that the adoption of this guidance will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Agreements

Mining Option Agreement – Los Amoles

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

(c)	issuing shares of the Company to Yale totalling 1,000,000 shares prior to December 1, 2013 as follows:

(i)	200,000 shares on signing of the Option Agreement (issued);

(ii)	an additional 200,000 shares on or before the six month anniversary of the date of the Option Agreement (issued);
(iii)	an additional 200,000 shares on or before the first anniversary of the date of the Option Agreement;
(iv)	an additional 200,000 shares on or before the second anniversary of the date of the Option Agreement; and
(v)	an additional 200,000 shares on or before the third anniversary of the date Option Agreement.

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

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties when the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Mexican laws. The Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

Mining Option Agreement- Jalisco, Mexico

Effective January 27, 2011, the Company entered into a Letter of Intent with First Majestic Silver Corp. (NYSE:AG and TSX:FR). On April 15, 2011, the Company entered into a mining option agreement with First Majestic Silver Corp. (“First Majestic”) and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby the Company has been granted an option (the “Option”) to acquire up to a 90% interest in certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Property”).

In consideration for the Option, the Company agreed to:

(a)	issue an aggregate of 10,000,000 shares of our common stock to First Majestic upon execution of the agreement (issued);

(b)	incur an aggregate of $3,000,000 over the first three years to earn a 50% interest in the Property (the “First Option”);

(c)

upon the exercise of the First Option, the Company will have the sole and exclusive option (the “Second Option”) to acquire an additional 20% interest in and to the Property by incurring an additional $2,000,000 no later than the fifth anniversary of the Agreement; and

(d)

upon the exercise of the Second Option, the Company will have the sole and exclusive option to acquire an additional 20% interest in and to the Property by completing a bankable feasibility study no later than the seventh anniversary of the Agreement.

First Majestic will retain a 10% free carried interest and a 2.375% net smelter return.

The Company agreed to file a registration statement with the Securities and Exchange Commission qualifying the shares and to maintain the registration statement effective for a period of not less than two years. If a registration statement has not been filed and declared effective within twelve months from the date of the Agreement or if we fail to maintain the registration statement effective for a period of two years, we agreed to issue an additional 2,000,000 shares to First Majestic.

4.	Convertible Demand Promissory Note

On May 19, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the Note, the unpaid principal of the Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) May 19, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share, subject to certain adjustments as set forth in the Note, at any time on or before the Maturity Date. The Company may repay the Note in full at any time without penalty or premium.

In connection with the issuance of convertible demand promissory note, the Company recorded beneficial conversion features of $200,000 and interest expense of $200,658 for the period ended Mary 31, 2011.

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

On April 15, 2011, the Company issued an aggregate of 10,000,000 shares of our common stock to First Majestic upon execution of Option Agreement at a fair value of $0.34 per share for a total value of $3,400,000.

On May 26, 2011, the Company issued 200,000 shares to Yale pursuant to the Option Agreement at a fair value of $0.65 per share for a total value of $130,000.

During June 2011, the Company sold 1,000,000 Units to investors under a Securities Purchase Agreement at a purchase price of $0.25 per Unit, or an aggregate price of $250,000. Each Unit consist one common stock of the Company and one purchase warrant with an exercise price of $0.35 per share. The warrants expire in June 2014. The shares sold and related warrants do not have registration rights.

6.	Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the six months ended May 31, 2011, the Company recorded stock based compensation of $118,678 in connection with the stock options granted during the period.

A summary of the changes in stock options for the period ended May 31, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price

Balance, November 30, 2010	-	$-
Granted	1,400,000	$0.20
Balance, May 31, 2011	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

May 31, 2011

Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended May 31, 2011 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
May 31, 2011	Price	Value

Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and none exercisable:

May 31, 2011	Options outstanding

		Weighted	Weighted
		Average	average
Range of	Number	Remaining	exercise
exercise prices	of shares	contractual life	price

$0.20	1,400,000	4.08 years	0.20

7.	Related Party Transactions

During the six months ended May 31, 2011, the Company paid / accrued consulting fees of $31,837 to a director and a company controlled by a director. During the six months ended May 31, 2010, the Company paid / accrued management fees of $3,000 to a former director of the Company.

8.	Commitments

On January 21, 2011, the Company entered into a consulting agreement with Juan Miguel Ríos Gutiérrez whereby Mr. Gutiérrez was appointed Chief Executive Officer at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party

On January 18, 2011, the Company entered into a consulting agreement with Corcom, Inc. (“Corcom”), pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, we agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

On June 15, 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Mark E. Scott, whereby Mr. Scott will serve as Chief Financial Officer of the Company. Concurrently with the Company’s entrance into the Agreement, the Company entered into a Restricted Stock Award Agreement with Mr. Scott (the “RSA”). Pursuant to the Agreement and in connection with his service as Chief Financial Officer of the Company, Mr. Scott will receive: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month calculated on a monthly basis, such shares to be vested and issued quarterly (the “Shares”). In accordance with the RSA, the determination of the number of Shares issuable to Mr. Scott is determined by dividing US $3,000 by the average bid and ask price of the Company’s common stock as reported by Bloomberg beginning June 15, 2011 and on the last day of each following month thereafter (each a “Determination Date”). If a Determination Date falls on a date on which the Company’s common stock is not reported by Bloomberg, the Determination Date shall be the next reportable trading day.

9.	Subsequent Events

See Note 5 and 8.

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

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

Plan of Operation

We were incorporated in the State of Nevada on December 3, 2007. Our initial business plan was to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries. At the time that Robbie Manis became an officer and a director of our Company, we started reconsidering our plans for development of our business and on November 26, 2010, we entered into an option agreement with Yale Resources Ltd. (“Yale Resources”) pursuant to which Yale Resources granted to our Company an exclusive right and option to acquire undivided legal and beneficial interests of 70% in and to the mining concessions known as Los Amoles Property. With the entry into this option agreement, we abandoned our efforts as a wholesaler of water filtration systems and we are focusing our efforts in mineral exploration.

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

Effective March 2, 2011, we completed a merger with our subsidiary, Sonora Resources Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Nature’s Call Brands Inc.” to “Sonora Resources Corp.”. The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 2, 2011. Our symbol was “NATC”. On May 11, 2011, we were assigned a new trading symbol from the Financial Industry Regulatory Authority, "SURE." This new symbol took effect at the open of business on May 11, 2011.

On April 15, 2011, we entered into a mining option agreement with First Majestic Silver Corp. (“First Majestic”) and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby we were granted an option (the “Option”) to acquire up to a 90% interest in certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Property”). In consideration for the Option, we issued an aggregate of 10,000,000 shares of our common stock to First Majestic upon execution of the agreement. Additionally, we agreed to incur an aggregate of $3,000,000 over the first three years to earn a 50% interest in the Property (the “First Option”). Upon the exercise of the First Option, we will have the sole and exclusive option (the “Second Option”) to acquire an additional 20% interest in and to the Property by incurring an additional $2,000,000 no later than the fifth anniversary of the agreement. Further, upon the exercise of the Second Option, we will have the sole and exclusive option to acquire an additional 20% interest in and to the Property by completing a bankable feasibility study no later than the seventh anniversary of the agreement.

First Majestic will retain a 10% free carried interest and a 2.375% net smelter return.

We agreed to file a registration statement with the Securities and Exchange Commission qualifying the shares and to maintain the registration statement effective for a period of not less than two years. If a registration statement has not been filed and declared effective within twelve months from the date of the agreement or if we fail to maintain the registration statement effective for a period of two years, we agreed to issue an additional 2,000,000 shares to First Majestic.

We are a mineral resource exploration Company. Our plan of operation is to carry out mineral exploration, initially working on our Los Amoles and Jalisco properties in order to ascertain whether they possess commercially exploitable quantities of gold, silver, and other metals. We intend to primarily explore for gold and silver but if we discover that our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we intend to explore for those other minerals. We will not be able to determine whether or not our properties contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

We have no ongoing revenues, have incurred losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. We are considered an exploration stage Company as we are involved in the examination and investigation of mineral properties that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage Company, there is no assurance that a commercially viable mineral deposit exists on our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on our mineral properties, and there is no assurance that we will discover one.

Results of Operations

For the three months ended May 31, 2011 compared to the three months ended May 31, 2010

We have not generated any revenues during the three month periods ended May 31, 2011 and 2010.

General and administrative expenses for the three month period ended May 31, 2011 increased $165,000 to $190,000 as compared to $25,000 for the three month period ended May 31, 2010. The increase in our general and administrative expenses was primarily attributable to increases in stock compensation expense of $101,000 and exploration expenditures of $27,000.

The selling, general and administrative expenses for the three months May 31, 2011 consisted primarily of independent contractor expenses, stock compensation expense, accounting and auditing, overhead, professional and consulting fees, legal, exploration expenditures and other general and administrative costs.

Net loss for the three months ended May 31, 2011 was $390,000 as compared to a net loss of $25,000 for the three months ended May 31, 2010 for the reasons discussed above.

For the six months ended May 31, 2011 compared to the six months ended May 31, 2010

We have not generated any revenues during the six month periods ended May 31, 2011 and 2010.

General and administrative expenses for the six month period ended May 31, 2011 increased $273,000 to $305,000 as compared to $32,000 for the six month period ended May 31, 2010. The increase in our general and administrative expenses was primarily attributable to increases in stock compensation expense of $119,000, exploration expenditures of $36,000, consulting and management fees of $47,000, legal expenses of $41,000 and accounting and auditing expenses of $16,000.

The selling, general and administrative expenses for the six months May 31, 2011 consisted primarily of independent contractor expenses, stock compensation expense, accounting and audit, overhead, professional and consulting fees, legal, exploration expenditures and other general and administrative costs.

Net loss for the six months ended May 31, 2011 was $505,000 as compared to a net loss of $32,000 for the six months ended May 31, 2010 for the reasons discussed above.

Liquidity and Capital Resources

Working Capital

	As of May 31,	As of November 30,
	2011	2010
Current assets	$220,500	$204,750
Current liabilities	$205,631	$3,739
Working capital	$14,869	$201,011

As of May 31, 2011, we had cash of $175,500 and working capital of $14,869, compared to cash of $202,069 and a working capital of $201,011 as of November 30, 2010. This decrease in our cash and increase in our working capital is primarily due to the issuance of convertible demand promissory note for $200,000 to fund operations and the incurrence of initial exploration expenses related to Los Amoles. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $750,000 to fund our operating expenditures for the next twelve month period for the Los Amoles and Jalisco, Mexico properties. Details are as follows:

Estimated Funding Required During the Next 12 Months
Expenses	Amount
Mineral exploration expenses	$488,000
Professional fees	$75,000
General and administrative expenses	$187,000
Total	$750,000

As of May 31, 2011, we had working capital of $14,869 and we require $750,000 to fund our operations for the Los Amoles and Jalisco, Mexico properties for the next twelve months. We anticipate that we will require an additional $735,000 to fund our operations for the next twelve months.

Operating Activities

Net cash used in operating activities for the six month period ended May 31, 2011 was $226,569, compared with net cash used of $37,769 for the six month period ended May 31, 2010. The majority of the increase in net cash used was due to an increase in operating losses of $504,820 and an increase in prepaid expenses of $42,319, offset by non cash expenses of $318,678.

Investing Activities

No cash was used in investing activities for the six month period ended May 31, 2011 or May 31, 2010.

Financing Activities

Net cash provided by financing activities for the six month period ended May 31, 2011 was $200,000. This related to the issuance of a convertible demand promissory note for $200,000.

We must raise additional funds or achieve profitable operations in order to continue as a going concern. We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our director or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

The Company’s unaudited contractual cash obligations as of May 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	200,000	0	200,000	0	0
Mining expenditures	5,900,000	200,000	3,700,000	0	2,000,000
Acquisitions	0	0	0	0	0
	$6,100,000	$200,000	$3,900,000	$0	$2,000,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity:

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of May 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

There are no assurances that we will be able to obtain further funds required for our continued operations or for our entry into the mining exploration and development industry. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect that the adoption of this guidance will have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and our principal financial officer, evaluated our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of May 31, 2011 , these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our Company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement or have already implemented the following changes during our fiscal year ending November 30, 2011: (i) we appointed Mark Scott as Chief Financial Officer on June 15, 2011 to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our Company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three month period ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At May 31, 2011, we had working capital of $14,869. We incurred a net loss of $504,820 for the six month period ended May 31, 2011 and $613,298 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances lead our independent registered public accounting firm, in their report dated February 23, 2011 relative to our audited financial statements for the year ended November 30, 2010, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

Economic and political developments in Mexico may adversely affect our business.

All of our operations and assets are located in Mexico. As a result, our financial condition, results of operations and business may be affected by and are subject to the general condition of the Mexican economy, the devaluation of the Mexican peso as compared to the U.S. Dollar, Mexican inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, over which we have no control. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.

Fluctuations in foreign currency rates, in particular the Mexican peso, may materially affect our results of operations.

The Company carries on its primary business activity outside of the United States. Accordingly, it is subject to the risks associated with fluctuation of the rate of exchange of other foreign currencies, in particular the Mexican peso, the currency in which much of the Company’s costs are paid, and the United States dollar, the currency for calculating the Company’s sales of gold and silver based on the world’s commodity markets. Such currency fluctuations may materially affect the Company’s financial position and results of operations.

All of our assets, our sole director and most of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

All of our assets are located outside the United States. In addition, our sole director and most of our officers are nationals and/or residents of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our director and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers. .

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public Company. We will also need more funds if the costs of the exploration of our existing projects are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

As disclosed in our Quarterly Report on Form 10-Q filed April 5, 2011, our management concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of key executives, including our officers, Mark E. Scott and Juan Miguel Ríos Gutiérrez, and our sole director Juan Miguel Ríos Gutiérrez. Mr. Gutierrez has many years of experience and an extensive background in the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have “Key-Man” life insurance policies on our key executives. The loss of this person or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

We have limited insurance.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Mining

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail. All of our mineral properties to which we have rights are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of these properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We plan to conduct mineral exploration on certain mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on these properties will establish that commercially exploitable reserves of minerals exist on these property. Additional potential problems that may prevent us from discovering any reserves of minerals on these property include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on these properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our Company.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

  economically insufficient mineralized material;

  fluctuations in production costs that may make mining uneconomical;

  labor disputes;

  unanticipated variations in grade and other geologic problems;

  environmental hazards;

  water conditions;

  difficult surface or underground conditions;

  industrial accidents;

  metallurgical and other processing problems;

  mechanical and equipment performance problems;

  failure of pit walls or dams;

  unusual or unexpected rock formations;

  personal injury, fire, flooding, cave-ins, and landslides; and

  decrease in reserves due to a lower gold price.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our Company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our Company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases, and other public statements that may be made from time to time are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered at production scale. The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades, and operating costs that may prove inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

The construction of mines is subject to all of the risks inherent in construction.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. While we anticipate taking all measures which we deem reasonable and prudent in connection with the construction, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction. Any delay would postpone our anticipated receipt of revenue and adversely affect our operations. Cost overruns would likely require that we obtain additional capital in order to commence production. Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

An adequate supply of water may not be available to undertake mining and production at our properties.

The amount of water that we are entitled to use from wells must be determined by the appropriate regulatory authorities. A determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use. Unless we are successful in developing a property to a point where it can commence commercial production of gold or other precious metals, we may not be able to demonstrate such beneficial use. Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our properties.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Exploration and exploitation activities are subject to federal, state, and local, and in some cases, foreign laws, regulations, and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, state, and local, and in some cases, foreign laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

As we face intense competition in the mineral exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

Our mineral properties are in Mexico and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a Company.

Government regulation may adversely affect our business and planned operations.

Mineral exploration and development activities are subject to various Mexican laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people, and other matters. We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development of our properties.

The Company’s mining, exploration and development projects could be adversely affected by amendments to such laws and regulations, by future laws and regulations, by more stringent enforcement of current laws and regulations, by changes in policies of México and the United States affecting foreign trade, investment, mining and repatriation of financial assets, by shifts in political attitudes in México and by exchange controls and currency fluctuations. The effect, if any, of these factors cannot be accurately predicted. Further, there can be no assurance that the Company will be able to obtain or maintain all necessary licenses and permits that may be required to carry out exploration, development and mining operations at its projects.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment, and fuel costs.

The global economy is currently experiencing a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects. This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing. Continued upward price pressures in our exploration costs may have an adverse impact to our business.

We may not have sufficient funding for exploration which may impair our profitability and growth.

The capital required for exploration of mineral properties is substantial. From time to time, we will need to raise additional cash, or enter into joint venture arrangements, in order to fund the exploration activities required to determine whether mineral deposits on our projects are commercially viable. New financing or acceptable joint venture partners may or may not be available on a basis that is acceptable to us. Inability to obtain new financing or joint venture partners on acceptable terms may prohibit us from continued exploration of such mineral properties. Without successful sale or future development of our mineral properties through joint venture, we will not be able to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position and results of operations.

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are an exploration stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. If we are unable to sell or joint venture for development our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations. Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is extremely dependent on gold, silver, commodity prices, and currency exchange rates over which we have no control.

Our operations will be significantly affected by changes in the market price of gold, silver and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold, silver and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our existing properties will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There also may be unknown geologic details that have not been identified or correctly appreciated at the proposed level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations. Acceptance of these uncertainties is part of any mining operation.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our Company.

If our costs of exploration are greater than anticipated, then we may not be able to complete the exploration program for our properties without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Los Amoles Property and properties in Jalisco, Mexico. Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We have not commenced the initial stage of exploration of our mineral property, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold, silver or other valuable minerals on our Los Amoles Property or properties in Jalisco, Mexico. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold, silver or other valuable minerals in our mineral property. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Because our executive officers and directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Juan Miguel Ríos Gutiérrez, our Chief Executive Officer and sole director of our Company, and Mark E. Scott, our Chief Financial Officer, devote approximately 40% of their working time on providing management services to us. If the demands on our executive officers and sole director from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Related to Our Common Stock

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the filing our a Current Report on Form 8-K on November 29, 2010, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from November 29, 2010, the date on which the Company’s Current Report on Form 8-K was filed with the Commission reflecting the Company’s status as a non-“shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of the Company’s Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 19, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the Note, the unpaid principal of the Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) May 19, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share, subject to certain adjustments as set forth in the Note, at any time on or before the Maturity Date. The Company may repay the Note in full at any time without penalty or premium. The offer and sale of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on November 13, 2009)
3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on November 13, 2009)
3.3	Certificate of Amendment (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)
3.4	Articles of Merger dated February 16, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 2, 2011)
10.1	Option Agreement dated April 15, 2011 with First Majestic Silver Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 28, 2011).
10.2	Convertible Demand Promissory Note dated May 19, 2011 with Coventry Capital LLC (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 24, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)

Date: July 12, 2011	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and
Secretary
(Principal Executive Officer)

Date: July 12, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)