Form 10-Q
period 2011-08-31
Sonora Resources Corp.
filed 2011-10-07
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

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
Yes [ X ]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.
Yes [ X ]  No [    ]

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
Yes [    ]   No [ X ]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 7, 2011
Common Stock, $.001 par value	96,464,600

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

As used in this Form 10-Q, “we,” “us,” and “our” refer to Sonora Resources Corp. and its wholly-owned subsidiary, Finder Plata S.A. de C.V., a company organized under the laws of Mexico, which are also sometimes collectively referred to as the “Company” or “Sonora Resources” unless otherwise noted.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY (Formerly NATURE’S CALL BRANDS INC.)
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011
(Unaudited)

Financial Statements-
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Stockholders’ Equity (Deficit)	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	August 31, 2011	November 30, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$153,622	$202,069
Consumption and deferred tax receivable	16,357	-
Prepaid expense	50,015	2,681
Total current assets	219,994	204,750

OTHER ASSETS
Mining interest- Los Amoles	226,000	96,000
Mining interest- Jalisco (First Majestic)	3,400,000	-
Mining interest- Ayones	100,000	-

TOTAL ASSETS	$3,945,994	$300,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$43,479	$3,739
Convertible demand promissory note	200,000	-
Total current liabilities	243,479	3,739

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 96,450,000 and 85,250,000 shares issued and outstanding at 8/31/11 and 11/30/10, respectively	50,900	39,700
Additional paid in capital	4,481,696	365,789
(Deficit) accumulated during the exploration stage	(821,714)	(108,478)
Unrealized gain (loss)	(8,367)	-
Total stockholders' equity	3,702,515	297,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,945,994	$300,750

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION AND SUBSIDIARY (formerly NATURE'S CALL BRANDS INC.)
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2010	December 3, 2007 (Inception) to August 31, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-	11,254
COST OF SALES	-	-	-	-	8,186
GROSS PROFIT	-	-	-	-	3,068
GENERAL AND ADMINISTRATIVE EXPENSES	161,880	5,280	430,854	37,043	540,735
EXPLORATION EXPENSE	42,177	-	78,634	-	78,634
(LOSS) BEFORE OTHER EXPENSE	(204,057)	(5,280)	(509,488)	(37,043)	(616,301)

OTHER INCOME (EXPENSE):
Interest expense	(4,359)	(186)	(205,017)	(488)	(206,682)
Foreign exchange gain	-	-	1,269	-	1,269
Total other expense	(4,359)	(186)	(203,748)	(488)	(205,413)

NET (LOSS)	$(208,416)	$(5,466)	$(713,236)	$(37,531)	(821,714)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	96,364,348	7,927,372	90,664,307	9,050,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (DECEMBER 3, 2007)
THROUGH AUGUST 31, 2011

					(Deficit)
			Additional	Common	Accumulated	Unrealized	Total
	Common Stock		Paid in	Stock	During the	Gain	Stockholders'
	Shares	Amount	Capital	Subscribed	Exploration Stage	or (Loss)	Equity (Deficit)

Common stock subscribed - 21,000,000 shares at $0.00005 per share	-	$-	$-	$1,000	$-	$-	$1,000
Net (loss) for the period	-	-	-	-	(9,763)	-	(9,763)
Balance as of November 30, 2008	-	-	-	1,000	(9,763)	-	(8,763)
Common stock issued for cash at $0.00005 per share, August 4, 2009	105,000,000	5,000	-	-	-	-	5,000
Common stock issued for subscription, August 4, 2009	21,000,000	1,000	-	(1,000)	-	-	-
Net (loss) for the year	-	-	-	-	(17,866)	-	(17,866)
Balance as of November 30, 2009	126,000,000	6,000	-	-	(27,629)	-	(21,629)
Common stock issued for cash at $0.0005 per share, March 2, 2010	64,050,000	30,500	-	-	-	-	30,500
Common stock issued in exhange for indebtedness at $0.10 per share, November 17, 2010	3,000,000	3,000	297,000	-	-	-	300,000
Cancellation of shares	(108,000,000)	-	-	-	-	-	-
Common stock issued pursuant to option agrement at $0.23 per share, November 26, 2010	200,000	200	45,800	-	-	-	46,000
Debt forgiven by related parties	-	-	22,989	-	-	-	22,989
Net (loss) for the year	-	-	-	-	(80,849)	-	(80,849)
Balance as of November 30, 2010	85,250,000	39,700	365,789	-	(108,478)	-	297,011
Common stock issued pursuant to option agrement at $0.34 per share, April 15, 2011	10,000,000	10,000	3,390,000	-	-	-	3,400,000
Common stock issued pursuant to option agrement at $0.65 per share, May 26, 2011	200,000	200	129,800	-	-	-	130,000
Convertible note equity conversion feature	-	-	200,000	-	-	-	200,000
Common stock issued puruant to subscription agreements at $.25 per share, June 2011	1,000,000	1,000	249,000	-	-	-	250,000
Stock based compensation expense issued on January 21, 2011 and January 19, 2011	-	-	147,107	-	-	-	147,107
Net (loss) for the period	-	-	-	-	(713,236)	(8,367)	(721,603)

Balance as of August 31, 2011	96,450,000	$50,900	$4,481,696	$-	$(821,714)	$(8,367)	$3,702,515
Comprehensive (loss)							$(721,603)

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Nine Months Ended		(Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(713,236)	$(37,531)	$(821,714)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock based compensation expense	147,107	-	147,107
Accredited interest on convertible note	205,753	-	205,753
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	1,510	-
Consumption and deferred tax receivable	(16,357)	-	(16,357)
Prepaid expenses	(47,334)	-	(47,334)
Accounts payable - trade and accrued expenses	33,987	(9,814)	43,734
Due related parties	-	4,954	-
CASH (USED IN) OPERATING ACTIVITIES	(390,080)	(40,881)	(484,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(103,958)	-	(153,958)
NET CASH (USED IN) INVESTING ACTIVITIES:	(103,958)	-	(153,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	250,000	30,500	286,500
Convertible demand promissory note	200,000	-	200,000
Loan payable	-	-	300,000
Loan from shareholders	-	9,800	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	450,000	40,300	796,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	(4,409)	-	(4,409)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,447)	(581)	153,622

CASH AND CASH EQUIVALENTS, beginning of period	202,069	620	-

CASH AND CASH EQUIVALENTS, end of period	$153,622	$39	$153,622

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$1,665

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011
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

The Company is a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. It owns interests in the Los Amoles Property consisting of 1,630 hectares located in Sonora; the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and the Ayones Group of Properties consisting of numerous mining claims totaling 770 hectares in Jalisco. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

The Company is currently in the exploration stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to August 31, 2011 of $821,714 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of August 31, 2011, the Company had a working capital deficit of $23,485 (November 30, 2010 – working capital of $201,011). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Effective October 12, 2010, the Company increased its authorized capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock par value $0.001 per share. On November 8, 2010, the Company implemented a forward-split of its Common Stock on the basis of twenty-one new Shares of Common Stock for each one Share of Common Stock issued and outstanding on November 7, 2010. These financial statements have been retroactively restated to reflect the above noted forward-split.

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. (“Finder Plata”).

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended August 31, 2011 and 2010 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.

Principles of Consolidation

These consolidated financial statements include our consolidated balance sheets, results of operations, changes in stockholders’ equity (deficit) and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintained cash balances at various financial institutions in Canada until July 2011. Balances at Canadian banks were insured by the Deposit Insurance Corporation up to CAD $100,000.

The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of August 31, 2011, the Company had no uninsured cash amounts.

Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. The Company’s Finder Plata records are maintained in Mexican Pesos. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company’s currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at August 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at August 31, 2011, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the nine months ended August 31, 2011 and 2010 our only component of comprehensive loss was the net loss reported in the statement of operations.

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

Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs during the nine months ended August 31, 2011 and 2010.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2011, there were options outstanding for the purchase of 1,400,000 common shares, 800,000 shares of common stock related to a convertible demand promissory note and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. There were no dilutive financial instruments issued or outstanding as of August 31, 2010.

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Agreements

Mining Option Agreement – Los Amoles, Mexico Property

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

(c)	issuing shares of the Company to Yale totaling 1,000,000 shares prior to December 1, 2013 as follows:

	(i)	200,000 shares on signing of the Option Agreement (issued);
	(ii)	an additional 200,000 shares on or before the six month anniversary of the date of the Option Agreement (issued);
	(iii)	an additional 200,000 shares on or before the first anniversary of the date of the Option Agreement;
	(iv)	an additional 200,000 shares on or before the second anniversary of the date of the Option Agreement; and
	(v)	an additional 200,000 shares on or before the third anniversary of the date Option Agreement.

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

Mining Option Agreement- Jalisco, Mexico Property

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

Mining Option Agreement- Ayones, Mexico Property

On August 10, 2011, the Company entered into a Mining Option Agreement (“Grupo Agreement”) with IMMSA Grupo México. Under the terms of the Grupo Agreement, they granted us an option to acquire a 100% interest in certain mining properties representing the Ayones project located in the municipality of Etzatlan, Jalisco State, Mexico.

Under the terms of the Grupo Agreement between Sonora’s wholly owned Mexican subsidiary Finder Plata and Grupo Mexico subsidiary, Industrial Minera Mexico, S.A. de C.V. (“Grupo Mexico”), Finder Plata has the right to purchase 100% of two mining concessions on 49 hectares, the old La Mazata Mine, the data of past diamond drill programs, studies and maps as well as the assets located within the mine areas in exchange for payments over three years. The Grupo Agreement requires a Net Smelter Royalty (“NSR”) payment of 2.0% by Finder Plata with Finder Plata having a first option to purchase the NSR for $ 1 million.

Under the terms of the Grupo Agreement, Finder Plata is required to pay the following cash payments totaling $1 million to exercise the option:

(a)	A payment of US $100,000 with the execution of the Grupo Agreement (paid);

(b)	A payment of US $100,000 within six months of execution of the Grupo Agreement;

(c)	A payment of US $100,000 within twelve months of execution of the Grupo Agreement;

(d)	A payment of US $175,000 within eighteen months of execution of the Grupo Agreement;

(e)	A payment of US $175,000 within twenty-four months of execution of the Grupo Agreement;

(f)	A payment of US $175,000 within thirty months of execution of the Grupo Agreement; and,

(g)	A payment of US $175,000 within thirty-six months of execution of the Grupo Agreement.

In addition, Finder Plata is required to spend a total of $1 million in exploration expenditures on the Ayones property as follows:

$200,000 within twelve months of execution of the Grupo Agreement;

An additional $300,000 on or before the second anniversary of execution of the Grupo Agreement; and An additional $500,000 on or before the third anniversary of execution of the Grupo Agreement;

Closing of the transactions contemplated in the Grupo Agreement on or before the third anniversary of execution requires the parties to enter into a Definitive Agreement. The Definitive Agreement would require Finder Plata to begin commercial production thirty months after the execution of the Definitive Agreement. If commercial production is not started in the thirty month period, Finder Plata is required to pay 15% NSR over the future capacity of the mine as established in a feasibility study completed by Finder Plata.

Mining Option Agreement- Corazon, Mexico Property

On September 5, 2011, the Company entered into Mining Option Agreements (“Corazon Agreements”) with eight Mexican citizens on September 5, 2011. Under the terms of the Corazon Agreements, the Company was granted an option to acquire a 100% interest in certain mining properties of the Corazon group of claims located in the municipality of Etzatlan, Jalisco State, Mexico.

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owner’s (“Corazon Owner’s”), Finder Plata has the right to purchase 96.7% now and the remaining 3.3 % upon the receipt of a court order for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011.

Under the terms of the option agreement, to exercise the option, the Company is required to pay several cash installments totaling $800,000 as detailed below:

(a)	A payment of $96,700 with the execution of the Corazon Agreements (paid) and an additional $ 3,300 within six months of execution of the Corazon Agreements for the remaining 3.3%;

(b)	A payment of an additional $55,000 within twelve months of execution of the Corazon Agreements;

(c)	A payment of an additional $55,000 within twenty four months of execution of the Corazon Agreements;

(d)	A payment of an additional $55,000 within thirty six months of execution of the Corazon Agreements; and,

(e)	A payment of an additional $535,000 within forty two months of execution of the Corazon Agreements.

Closing of the transactions contemplated in the Corazon Agreements on or before the forty second month anniversary of execution of the Corazon Agreements requires the parties to enter into a Definitive Agreement.

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

4.	Convertible Demand Promissory Notes

On May 19, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “May Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the May Note, the unpaid principal of the May Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) May 19, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share, subject to certain adjustments as set forth in the May Note, at any time on or before the Maturity Date. The Company may repay the May Note in full at any time without penalty or premium.

In connection with the issuance of convertible demand promissory note, the Company recorded beneficial conversion features of $200,000 and interest expense of $205,753 for the nine months ended August 31, 2011.

On September 27, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “Sept. Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the Sept. Note, the unpaid principal of the Sept. Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) September 26, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share, subject to certain adjustments as set forth in the Sept. Note, at any time on or before the Maturity Date. The Company may repay the Sept. Note in full at any time without penalty or premium.

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

During June 2011, the Company sold 1,000,000 Units to investors under a Securities Purchase Agreement at a purchase price of $0.25 per Unit, or an aggregate price of $250,000. Each Unit consists of one common stock of the Company and one purchase warrant with an exercise price of $0.35 per share. The warrants expire in June 2014. The shares sold and related warrants do not have registration rights.

A summary of the warrants issued as of August 31, 2011 was as follows:

	August 31, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2010	-	$-
Issued	1,000,000	0.350
Outstanding at August 31, 2011	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of August 31, 2011 was as follows:

August 31, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	2.83	$0.350	1,000,000	$0.350

6.	Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the nine months ended August 31, 2011, the Company recorded stock based compensation of $147,107 in connection with the stock options granted during the period.

A summary of the changes in stock options for the period ended August 31, 2011 is presented below:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, November 30, 2010	-	$-
Granted	1,400,000	$0.20
Balance, August 31, 2011	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

August 31, 2011

Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended August 31, 2011 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
August 31, 2011	Price	Value

Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and none exercisable:

August 31, 2011	Options outstanding

		Weighted	Weighted
		Average	average
Range of	Number	Remaining	exercise
exercise prices	of shares	contractual	price
life

$0.20	1,400,000	3.83years	0.20

As at August 31, 2011, 225,000 stock options are exercisable.

7.	Related Party Transactions

During the nine months ended August 31, 2011, the Company paid / accrued consulting fees of $46,837 to a director and a company controlled by a director. During the nine months ended August 31, 2010, the Company paid / accrued management fees of $4,500 to a former director of the Company.

8.	Commitments

On January 21, 2011, the Company entered into a consulting agreement with Juan Miguel Ríos Gutiérrez whereby Mr. Gutiérrez was appointed Chief Executive Officer at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party.

On January 18, 2011, the Company entered into a Consulting Agreement (“Corcom Agreement”) with Corcom, Inc. (“Corcom”), pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, we agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. On July 15, 2011, the Corcom Agreement was replaced by an identical Consulting Agreement with Jamco Capital Partners Inc.

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

See Footnotes 3 and 4 for subsequent events.

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

In November 2010, we implemented a forward split, payable by way of the declaration of a share dividend on the issued and outstanding shares of our common stock, to be paid by the issuance of 20 additional shares for each issued and outstanding share held by stockholders of record as of November 7, 2010.

Effective March 2, 2011, we completed a merger with our subsidiary, Sonora Resources Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Nature’s Call Brands Inc.” to “Sonora Resources Corp.” The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 2, 2011. Our symbol was “NATC”. On May 11, 2011, we were assigned a new trading symbol from the Financial Industry Regulatory Authority, "SURE." This new symbol took effect at the open of business on May 11, 2011.

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. (“Finder Plata”), a corporation organized under the laws of Mexico.

We are a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. We own interests in the Los Amoles Property consisting of 1,630 hectares located in Sonora; the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and the Ayones Group of Properties consisting of numerous mining claims totaling 770 hectares in Jalisco. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

Our plan of operation is to carry out mineral exploration, initially working on its Los Amoles, Jalisco and Ayones groups of properties in Mexico in order to ascertain whether they possess commercially exploitable quantities of silver, gold and other metals. We intend to primarily explore for gold and silver but if it discovers that its mineral properties hold potential for other minerals that management determines are worth exploring further, we intend to explore for those other minerals. We will determine whether or not its properties contain a commercially exploitable mineral deposit, or reserve, through appropriate exploratory work, that, if warranted, will include an economic evaluation, viability and feasibility study. We also intends on continuing its efforts of identifying and acquiring additional resource potential properties in Mexico.

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

Key Market Priorities

Our primary key market priority will be to develop our Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals. We cannot guarantee that the Los Amoles, Jalisco, Ayones and Corizon, Mexico properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

Primary Market Risks

We are exposed to various risks related to the volatility of the price of silver, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, our need for additional financing, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended August 31,
	2011	2010	$	Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-		$-
Cost of sales	-	-		-
Gross profit	-	-		-
General and administrative expenses	162	5		157	-3140.0%
Exploration expenses	42	-		42
Operating loss	(204)	(5)		(199)	-3980.0%
Other income (expense):

Interest expense	(4)	-		(4)	-100.0%
Total other expense	(4)	-		(4)	-100.0%
Net loss	(208)	(5)		(203)	-4060.0%

For the three months ended August 31, 2011 compared to the three months ended August 31, 2010

We have not generated any revenues during the three month periods ended August 31, 2011 and 2010.

We acquired the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three month period ended August 31, 2011 increased $157,000 to $162,000 as compared to $5,000 for the three month period ended August 31, 2010. The increase in our general and administrative expenses was primarily attributable to expansion of business activities and consisted of increases in stock compensation expense of $28,000, consulting and management fees of $35,000, legal expenses of $59,000 and investor relations of $25,000.

The general and administrative expenses for the three months August 31, 2011 consisted primarily of independent contractor expenses, stock compensation expense, accounting and auditing, overhead, professional and consulting fees, legal, and other general and administrative costs.

Exploration expenses for the three month period ended August 31, 2011 increased $42,000 to $42,000 as compared to $0 for the three month period ended August 31, 2010.

Net loss for the three months ended August 31, 2011 was $208,000 as compared to a net loss of $5,000 for the three months ended August 31, 2010 for the reasons discussed above.

	Nine Months Ended August 31,
	2011	2010	$	Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$-	$-		$-
Cost of sales	-	-		-
Gross profit	-	-		-
General and administrative expenses	431	37		394	-1064.9%
Exploration expenses	78	-		78	-100.0%
Operating loss	(509)	(37)		(472)	-1275.7%
Other income (expense):
Interest expense	(205)	-		(205)	-100.0%
Foreign exchange gain (loss)	1	-		1	100.0%
Total other expense	(204)	-		(204)	-100.0%
Net loss	(713)	(37)		(676)	-1827.0%

For the nine months ended August 31, 2011 compared to the nine months ended August 31, 2010

We have not generated any revenues during the nine month period ended August 31, 2011 and 2010.

We acquired the Los Amoles, Jalisco, Ayones and Corizon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the nine month period ended August 31, 2011 increased $394,000 to $431,000 as compared to $37,000 for the nine month period ended August 31, 2010. The increase in our general and administrative expenses was primarily attributable to expansion of business activities and consisted of increases in stock compensation expense of $147,000, consulting and management fees of $85,000, legal expenses of $107,000 and accounting and auditing expenses of $29,000.

The general and administrative expenses for the nine months ended August 31, 2011 consisted primarily of independent contractor expenses, stock compensation expense, accounting and audit, overhead, professional and consulting fees, legal, and other general and administrative costs.

Exploration expenses for the nine month period ended August 31, 2011 increased $78,000 to $78,000 as compared to $0 for the nine month period ended August 31, 2010.

Net loss for the nine months ended August 31, 2011 was $713,000 as compared to a net loss of $37,000 for the nine months ended August 31, 2010 for the reasons discussed above.

Liquidity and Capital Resources

As of August 31, 2011, we had cash of $153,622 and a working capital deficit of $23,485, compared to cash of $202,069 and working capital of $201,011 as of November 30, 2010. This decrease in our cash and working capital is primarily due to exploration expenses related to Los Amoles property and the entry into the mining option agreement related to the Ayones property. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $900,000 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corizon, Mexico properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$658,300
Future property acquisitions	-
General and administration expenses	241,700
Total	$900,000

Operating Activities

Net cash used in operating activities for the nine month period ended August 31, 2011 was $390,080, compared with net cash used of $40,881 for the nine month period ended August 31, 2010. The majority of the increase in net cash used was due to an increase in operating losses of $713,236 and an increase in prepaid expenses of $47,334, offset by non cash expenses of $352,860.

Investing Activities

Net cash used in investing activities for the nine month period ended August 31, 2011 was $103,958. This related to payments for option agreements for the Los Amoles and Ayones, Mexico properties.

Financing Activities

Net cash provided by financing activities for the nine month period ended August 31, 2011 was $450,000. This related to the issuance of a convertible demand promissory note for $200,000 and proceeds from the issuance of common stock of $250,000.

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

These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may have to curtail or cease our operations.

The Company’s unaudited contractual cash obligations as of August 31, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	200,000	0	200,000	0	0
Mining expenditures	8,503,300	658,300	5,310,000	535,000	2,000,000
Acquisitions	0	0	0	0	0
	$8,703,300	$658,300	$5,510,000	$535,000	$2,000,000

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

Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. Our Finder Plata records are maintained in Mexican Pesos. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company’s currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of August 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of August 31, 2011, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2011:

We do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended August 31, 2011, we strengthened our internal controls over financial reporting by improving our segregation of duties and written documentation and procedures. There were no other changes during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We have not generated any significant revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At August 31, 2011, we had working capital deficit of $23,485. We incurred a net loss of $713,236 for the nine month period ended August 31, 2011 and $821,714 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances lead our independent registered public accounting firm, in their report dated February 23, 2011 relative to our audited financial statements for the year ended November 30, 2010, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

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

As disclosed in our Quarterly Report on Form 10-Q, our management concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

We do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During June 2011, we sold an aggregate of 1,000,000 Units to a U.S. accredited investor and certain foreign investors under a Securities Purchase Agreement at a purchase price of $0.25 per Unit, for an aggregate price of $250,000. Each Unit consists of one of our common stock and one purchase warrant with an exercise price of $0.35 per share. The warrants expire in June 2014. The shares sold and related warrants do not have registration rights. The offer and sale under the Securities Purchase Agreement was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D and/or Regulation S promulgated by the Securities and Exchange Commission under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Consulting Agreement dated June 15, 2011 by and between Sonora Resources Corp. and Mark Scott (2)
10.2	Restricted Stock Award Agreement dated June 15, 2011 by and between Sonora Resources Corp. and Mark Scott (2)
10.3	Mining Option Agreement dated August 10, 2011 by and between Finder Plata S.A. de C.V. and Industrial Minera Mexico, S.A. de C.V. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

(1) Filed herewith.
(2) Attached as an exhibit to the Company’s Form 8-K dated June 15, 2011 and filed with the SEC on June 16, 2011.
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)

Date: October 7, 2011
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and
Secretary
(Principal Executive Officer)

Date: October 7, 2011	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial Officer and Principal Accounting
Officer)