Form 10-K
period 2011-11-30
Sonora Resources Corp.
filed 2012-01-27
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended November 30, 2011

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________to ________

Commission File No. 000-54268

SONORA RESOURCES CORP.
(Exact Name of Issuer as specified in its charter)

Nevada	27-1269503
(State or other jurisdiction of	(IRS Employer File Number)
incorporation)

Cerro del Padre #11, Rinconada de	98691
los Pirules, Guadalupe, Zacatecas
Mexico 98619
(Address of principal executive	(zip code)
offices)

1-877-513-7873
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCBB
(Title of each class)	(Name of each exchange on which
registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes[ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[ ] Yes[ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes[ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a
smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes[ x ] No

As of May 31, 2011 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $43,168,000.

As of January 27, 2012, the Company had 96,697,837 shares of common stock issued and outstanding.

SONORA RESOURCES CORP.
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

As used in this Form 10-K, “we,” “us,” and “our” refer to Sonora Resources Corp. and its wholly-owned subsidiary, Finder Plata S.A. de C.V., a company organized under the laws of Mexico, which are also sometimes collectively referred to as the “Company” or “Sonora Resources” unless otherwise noted.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

Plan of Operation

We were incorporated in the State of Nevada on December 3, 2007. Our initial business plan was to become a wholesaler of water filtration systems manufactured in North America for sale and distribution in the emerging markets of Russia and other Eastern European countries. At the time that Robbie Manis became an officer and a director of our Company, we started reconsidering our plans for development of our business and on November 26, 2010, we entered into an option agreement with Yale Resources Ltd. (“Yale Resources”) pursuant to which Yale Resources granted to our Company an exclusive right and option to acquire undivided legal and beneficial interests of 70% in and to the mining concessions known as Los Amoles Property located in Sonora, Mexico. With the entry into this option agreement, we abandoned our efforts as a wholesaler of water filtration systems and are focusing our efforts in mineral exploration.

Effective October 12, 2010, our articles of incorporation were amended to increase our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 per share to 500,000,000 shares of common stock with a par value of $0.001 per share.

On November 8, 2010, we implemented a forward split, payable by way of the declaration of a share dividend on the issued and outstanding shares of our common stock, to be paid by the issuance of 20 additional shares for each issued and outstanding share held by stockholders of record as of November 7, 2010. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. All stock amounts have been retroactively restated to reflect the forward split.

Effective March 2, 2011, we completed a merger with our subsidiary, Sonora Resources Corp., a Nevada corporation and changed our name from “Nature’s Call Brands Inc.” to “Sonora Resources Corp.” The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 2, 2011. Our symbol was “NATC”. On May 11, 2011, we were assigned a new trading symbol from the Financial Industry Regulatory Authority, "SURE." This new symbol took effect at the open of business on May 11, 2011.

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. (“Finder Plata”), a corporation organized under the laws of Mexico for the conduct of our business in Mexico.

We are a mining development and exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. We own interests in the Los Amoles Property consisting of 1,630 hectares located in Sonora; the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and the Ayones Group of Properties consisting of numerous mining claims totaling 770 hectares in Jalisco. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

Our plan of operation is to carry out mineral exploration, initially working on its Los Amoles, Jalisco and Ayones groups of properties in Mexico in order to ascertain whether they possess commercially exploitable quantities of silver, gold and other metals. We intend to primarily explore for gold and silver, but if we discover that our mineral properties hold potential for other minerals that management determines are worth exploring further, we intend to explore for those other minerals. We will determine whether or not our properties contain a commercially exploitable mineral deposit, or reserve, through appropriate exploratory work, that, if warranted, will include an economic evaluation, viability and feasibility study. We also intend on continuing our efforts to identify and acquire additional resource potential properties in Mexico.

Currently, we have completed phase one testing of the 770 hectare Ayones project, which encompasses the historic La Mazata Silver Mine and surrounding Corazon group of claims located in the Etzatlan Mining District in the Mexican State of Jalisco. The phase one study sampled key portions of the estimated 30,000 tons of ore on surface. Previous sampling of the dump material conservatively estimated the potential for an average grade of 150 g/ton silver and 0.5 g/ton gold which would require relatively minimal effort to recover. During the recent fieldwork, samples of the old mine dumps included 18 lines opened with 34 samples, in old tailings 23 lines were opened and 48 samples removed for assay. A further 6 samples were taken from a northwest-southeast trending vein identified in a nearby open pit with another 8 samples taken from an adjacent northeast-southwest trending mineralized outcrop. All samples were prepared, packaged and shipped to ALS Group mineral assay laboratories in Vancouver, Canada for analysis. Based on the testing to date, we expect to mine 200,000 ounces of silver during the 2013 fiscal year, resulting in revenues of $6 million at a current silver price of $30.00 per ounce.

Currently, we have completed phase one testing of the Los Amoles property consisting of 1,630 hectares located in Sonora, which confirmed the presence of multiple quartz veins, breccias and a quartz stockwork altered volcaniclastic sequences identifying the known and sought after mineralization as consisting of a network of gold and silver bearing epithermal veins. The primary target consists of a 1,100-metre wide zone that contains at least 20 historic workings within the Mina Rosales area. The current and ongoing fieldwork program is already proving to be a major step forward towards defining much of the potential vein structure in advance of a planned drill program scheduled for 2012.

We have no ongoing revenues, have incurred losses since inception, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. We are considered a development stage company as we are involved in the examination and investigation of mineral properties that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are a development stage company, there is no assurance that a commercially viable mineral deposit exists on our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on our mineral properties, and there is no assurance that we will discover one.

Corporate Information

We were incorporated in the State of Nevada on December 3, 2007. Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. Our US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873. The Company’s principal website address is located at www.sonoraresources.com. The information on our website is not incorporated as a part of this Form 10-K.

The Company’s Common Stock

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SURE.”

Key Market Priorities

Our primary key market priority will be to develop our Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals. We cannot guarantee that the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

Primary Market Risks

We are exposed to various risks related to the volatility of the price of silver, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, our need for additional financing, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Item 1A.

Employees

As of November 30, 2011, we had two part-time employees. The Chief Executive Officer is based out of Guadalupe, Zacatecas Mexico. The Chief Financial Officer is based out of Seattle, WA and Atlanta, GA.

Website Access to United States Securities and Exchange Commission Reports

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.sonoraresources.com that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Compensation Committee and the Code of Conduct & Ethics are also available on our website. The Company does not have an Auditing or Nominations Committee at this time. The information on our website is not part of this Form 10-K.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 4 of this report.

Risks Related to Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since November 2010 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At November 30, 2011, we had a working capital deficit of $335,538. We incurred a net loss of $1,153,748 for the fiscal year ended November 30, 2011 and a net loss of $1,262,226 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated January 27, 2012 relative to our audited financial statements for the year ended November 30, 2011, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

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

All of our assets are located outside the United States. In addition, our sole director and Chief Executive Officer is a national and resident of a country other than the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our director and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

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

As disclosed in our Annual Report on Form 10-K for the year ended November 30, 2011, our management concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

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

We are dependent on the services of key executives, including our officers, Mark Scott and Juan Miguel Ríos Gutiérrez, and our sole director Juan Miguel Ríos Gutiérrez. Mr. Gutierrez has many years of experience and an extensive background in the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have “Key-Man” life insurance policies on our key executives. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

We have limited insurance.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Mining

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail. All of our mineral properties to which we have rights are in the development and exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of these properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We plan to conduct mineral exploration on certain mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on these properties will establish that commercially exploitable reserves of minerals exist on these properties. Additional potential problems that may prevent us from discovering any reserves of minerals on these properties include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays, and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on these properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably, and investors may lose all of their investment in our Company.

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

  failure of pit walls or dams;

  unusual or unexpected rock formations;

  personal injury, fire, flooding, cave-ins, and landslides; and

  decrease in revenues due to lower mineral prices.

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

The potential profitability of mineral ventures depends in part upon factors beyond the control of our Company, and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

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

The amount of water that we are entitled to use from wells must be determined by the appropriate regulatory authorities. A determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use. Unless we are successful in developing a property to a point where it can commence commercial production of silver, gold or other precious metals, we may not be able to demonstrate such beneficial use. Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our properties.

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

Our mineral properties are in Mexico and our competition there includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and we may be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a Company.

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

The global economy is currently experiencing a period of high commodity prices and as a result, the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects. This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing. Continued upward price pressures in our exploration costs may have an adverse impact to our business.

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

We are a development stage company and have no reported mineral reserves. Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties. The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties. If we are unable to sell or joint venture for development our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations. Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties, we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

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

Our operations will be significantly affected by changes in the market price of gold, silver and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold, silver and other commodities. The price of commodities also affects the value of exploration projects we own or may wish to acquire. These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control. The supply and demand for gold, silver and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities, including governmental reserves, and stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

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

Pursuant to our option agreement with Yale Resources, the exploration and development work on our Los Amoles Property is expected to be performed by Minera Alta Vista S.A. de C.V., the Mexican subsidiary of the optionor, Yale Resources. As the operator, Yale Resources makes most of the decisions about the exploration and development of this project. We cannot assure you that Yale Resources or its subsidiaries, affiliates, agents or management will make decisions concerning this project that are reasonable, profitable or in our best interest.

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

Juan Miguel Ríos Gutiérrez, our Chief Executive Officer and sole director of our Company, and Mark Scott, our Chief Financial Officer, devote approximately 40% of their working time on providing management services to us. If the demands on our executive officers and sole director from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the filing of our Current Report on Form 8-K on November 29, 2010 (which report included “Form 10 Information” under Item 1.01 of that report), and as such, sales of our securities pursuant to Rule 144 were not able to be made until a period of at least twelve months had elapsed from November 29, 2010, the date on which the Company’s Current Report on Form 8-K containing Form 10 information was filed with the Commission reflecting the Company’s status as a non-“shell company.” Now that this one year period has elapsed, it is possible that shareholders holding common stock that is eligible for sale under Rule 144 may seek to sell such stock. Any significant sales of such stock will likely have a negative effect on the price of the Company’s common stock given the currently limited market for the shares. Also, as restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose become eligible for sale under Rule 144, any attempted sale of such shares may have a negative effect of the price of the Company’s common stock. Given this risk, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it may be harder for us to raise funds through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Although we believe that more than one year has passed since the Company ceased to be a shell company and Form 10 information was filed with the SEC, because Rule 144 is vague and there is limited precedent for the application of Rule 144 to former “shell companies”, our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144 (i).

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Other than our mining claims, leases, and other real property interests specifically related to mining, we do not own real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SURE.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
February 28, 2011	$0.29	$0.10
May 31, 2011	$0.67	$0.18
August 31, 2011	$0.76	$0.38
November 30, 2011	$0.61	$0.22

February 28, 2010	$-	$-
May 31, 2010	$-	$-
August 31, 2010	$-	$-
November 30, 2010	$0.32	$0.16

As of November 30, 2011, the closing price of the Company's common stock was $0.29 per share. As of January 27, 2012, there were 96,697,837 shares of common stock outstanding held by approximately 18 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names, is approximately 400.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended November 30, 2011, there were the following sales of unregistered equity securities:

On September 15, 2011, we issued 14,600 shares of restricted common stock valued at $0.616 per share to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights.

On September 27, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “Sept. Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the Sept. Note, the unpaid principal of the Sept. Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) September 26, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share, subject to certain adjustments as set forth in the Sept. Note, at any time on or before the Maturity Date. The Company may repay the Sept. Note in full at any time without penalty or premium. The shares do not have registration rights.

On November 18, 2011, the Company issued 200,000 shares to Yale Resources, pursuant to an Option Agreement at the market value of $0.28 per share for a total value of $56,000. The shares do not have registration rights.

Except as disclosed, all of the above private placements of our securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933.

Performance Graph
Comparison of Cumulative Total Return

Among Sonora Resources Corp, Global X Silver Miners ETF and iShares Silver Trust ETF

	11/30/2009	11/30/2010	11/30/2011
Sonora Resources Corp	$100.00	$23,000.00	$29,000.00
Global X Silver Miners ETF	$100.00	$163.38	$158.86
iShares Silver Trust ETF	$100.00	$151.18	$176.31

The above assumes that $100 was invested in the common stock and each index on November 30, 2009. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of November 30, 2011 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan approved by shareholders
Equity compensation plans not approved by shareholders	1,400,000	0.200	7,100,000
Total	1,400,000	0.200	7,100,000

ITEM 6. SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended November 30, 2011, 2010 and 2009. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except for per share data)

		Year Ended,
	November 30, 2011	November 30, 2010	November 30, 2009

STATEMENT OF OPERATIONS DATA:
Revenue	$-	$-	$11,254
Net loss	(1,153,748)	(80,849)	(17,866)
Net loss applicable to Sonora Resources Corp. common shareholders	(1,153,748)	(80,849)	(17,866)
Net loss per share	(0.01)	-	-

BALANCE SHEET DATA:
Total assets	3,965,749	300,750	2,130
Stockholders' equity (deficit)	3,520,593	297,011	(21,629)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

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

Our plan of operation is to carry out mineral exploration, initially working on its Los Amoles, Jalisco and Ayones groups of properties in Mexico in order to ascertain whether they possess commercially exploitable quantities of silver, gold and other metals. We intend to primarily explore for gold and silver but if we discover that our mineral properties hold potential for other minerals that management determines are worth exploring further, we intend to explore for those other minerals. We will determine whether or not our properties contain a commercially exploitable mineral deposit, or reserve, through appropriate exploratory work, that, if warranted, will include an economic evaluation, viability and feasibility study. We also intend on continuing our efforts to identify and acquire additional resource potential properties in Mexico.

Currently, we have completed phase one testing of the 770 hectare Ayones project, which encompasses the historic La Mazata Silver Mine and surrounding Corazon group of claims located in the Etzatlan Mining District in the Mexican State of Jalisco. The phase one study sampled key portions of the estimated 30,000 tons of ore on surface. Previous sampling of the dump material conservatively estimated the potential for an average grade of 150 g/ton silver and 0.5 g/ton gold which would require relatively minimal effort to recover. During the recent fieldwork, samples of the old mine dumps included 18 lines opened with 34 samples, in old tailings 23 lines were opened and 48 samples removed for assay. A further 6 samples were taken from a northwest-southeast trending vein identified in a nearby open pit with another 8 samples taken from an adjacent northeast-southwest trending mineralized outcrop. All samples were prepared, packaged and shipped to ALS Group mineral assay laboratories in Vancouver, Canada for analysis. Based on the testing to date, we expect to mine 200,000 ounces of silver during the 2013 fiscal year, resulting in revenues of $6 million at a current silver price of $30.00 per ounce.

Currently, we have completed phase one testing of the Los Amoles property consisting of 1,630 hectares located in Sonora, which confirmed the presence of multiple quartz veins, breccias and a quartz stockwork altered volcaniclastic sequences identifying the known and sought after mineralization as consisting of a network of gold and silver bearing epithermal veins. The primary target consists of a 1,100-metre wide zone that contains at least 20 historic workings within the Mina Rosales area. The current and ongoing fieldwork program is already proving to be a major step forward towards defining much of the potential vein structure in advance of a planned drill program scheduled for 2012.

We have no ongoing revenues, have incurred losses since inception, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to seek other business opportunities in the mining industry or new business opportunities. We are considered a development stage company as we are involved in the examination and investigation of mineral properties that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are a development stage company, there is no assurance that any commercially viable mineral deposit exists on our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on our mineral properties, and there is no assurance that we will discover one.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

		Year Ended November 30,
	2011	2010	$ Variance	% Variance

Revenue	$-	$-	-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	558	79	479	-606.3%
Exploration expenses	185	-	185	-100.0%
Operating loss	(743)	(79)	(664)	-840.5%
Other income (expense):

Interest expense	(412)	(2)	(410)	-20500.0%
Foreign exchange gain	1	-	1	100.0%
Total other expense	(411)	(2)	(409)	-20450.0%
Net loss	(1,154)	(81)	(1,073)	-1324.7%

For the year ended November 30, 2011 compared to the year ended November 30, 2010

We have not generated any revenues during years ended November 30, 2011 and 2010.

We acquired the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the year ended November 30, 2011 increased $479,000 to $558,000 as compared to $79,000 for the year ended November 30, 2010. The increase in our general and administrative expenses was primarily attributable to expansion of business activities and consisted of increases in stock compensation expense of $167,000, consulting and management fees of $115,000, legal expenses of $93,000 and accounting and auditing expenses of $29,000.

The general and administrative expenses for the year ended November 30, 2011 consisted primarily of independent contractor expenses, stock compensation expense, accounting and audit, overhead, professional and consulting fees, legal, and other general and administrative costs.

Exploration expenses for the year ended November 30, 2011 increased $185,000 to $185,000 as compared to $0 for the year ended November 30, 2010.

Net loss for the year ended November 30, 2011 was $1,154,000 as compared to a net loss of $81,000 for the year ended November 30, 2010 for the reasons discussed above.

Liquidity and Capital Resources

As of November 30, 2011, we had cash of $62,095 and a working capital deficit of $335,538, compared to cash of $202,069 and working capital of $201,011 as of November 30, 2010. This decrease in our cash and working capital is primarily due to exploration expenses related to the Los Amoles property and the entry into the mining option agreements related to the Ayones and Corazon properties. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $1,458,000 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$1,058,300
Future property acquisitions	-
General and administration expenses	400,000
Total	$1,458,300

Operating Activities

Net cash used in operating activities for year ended November 30, 2011 was $620,000. The net cash used in operating activities was due to operating losses of $1,154,000, offset by non-cash expenses of $582,000.

Investing Activities

Net cash used in investing activities for the year ended November 30, 2011 was $166,000. This related to payments for option agreements for the Los Amoles, Ayones and Corazon, Mexico properties.

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2011 was $650,000. This related to the issuance of a convertible demand promissory note for $400,000 and proceeds from the issuance of common stock of $250,000.

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

The Company’s unaudited contractual cash obligations as of November 30, 2011 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	400,000	0	400,000	0	0
Mining expenditures	8,903,300	1,058,300	5,310,000	535,000	2,000,000
Acquisitions	0	0	0	0	0
	$9,303,300	$1,058,300	$5,710,000	$535,000	$2,000,000
(1) Based on the end of period exchange rate.

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

Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. Our Finder Plata records are maintained in Mexican Pesos. At the transaction date, each asset, liability, revenue and expense involving foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company’s currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended November 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Change Lee LLP

On June 21, 2011, Chang Lee LLP (“Chang Lee”) resigned as Sonora Resources Corp.’s (the “Company”) independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP, either as employees or partners of MNP, and will continue their practice with MNP. On June 21, 2011, the Company, through and with the approval of its Board of Directors acting as its Audit Committee, accepted the resignation of Chang Lee and engaged MNP as its independent registered public accounting firm.

The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended November 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Chang Lee on the Company’s financial statements for fiscal years ended November 30, 2010 and 2009 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended November 30, 2010 and 2009, and during the period from November 30, 2010 to June 21, 2011, the date of resignation, (i) there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of our two most recent fiscal years and through the interim periods preceding the engagement of MNP, we (a) have not engaged MNP as either the principal accountant to audit our financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with MNP regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by MNP concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of MNP LLP

On October 24, 2011, we dismissed MNP as our independent registered public accounting firm. The decision to change accountants was approved by our Board of Directors.

MNP was appointed June 21, 2011 and did not report on our financial statements.

There were no disagreements with MNP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MNP’s satisfaction, would have caused MNP to make reference to the subject matter of such disagreements in its reports on our financial statements. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K other than management identified a material weakness during its assessment of internal controls over financial reporting as of August 31, 2011. We do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Engagement of PMB Helin Donovan LLP

On October 25, 2011, we, upon the Board of Director’s approval, engaged the services of PMB Helin Donovan LLP (“PMB”) as our new independent registered public accounting firm to audit our consolidated financial statements as of November 30, 2011 and for the year then ended. PMB will also perform a review of the unaudited consolidated quarterly financial statements to be included in our quarterly reports on Form 10-Q, which review will include financial quarters beginning with the quarter ending February 28, 2012.

During each of our two most recent fiscal years and through the date of this report, (a) we have not engaged PMB as either the principal accountant to audit our financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult PMB with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2011 as follows:

We have a board which consists of the Chief Executive Officer and we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended November 30, 2011, there were no other changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended November 30, 2011 that were not filed.

Except as otherwise disclosed below, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the Company’s Proxy Statement for the annual meeting of shareholders to be held in April 2012, as summarized below:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

"Election of Directors;" "Section 16(a) Beneficial Ownership Reporting Compliance;" "Corporate Governance;" and "Meetings and Committees of the Board of Directors." – see the Sonora Resources Proxy Statement for the annual meeting of shareholders to be held in April 2012.

The following table sets forth, as of November 30, 2011, the name, age, and position of each executive officer and director and the term of office of each director of the Company, as well as certain biographical information, is set forth below.

Name	Age	Positions and Offices Held	Since
Juan Miguel Ríos Gutiérrez	52	Director, Chief Executive Officer and Secretary	January 21, 2011

Mark Scott	58	Chief Financial Officer	June 15, 2011

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our Management Director

Juan Miguel Ríos Gutiérrez

Mr. Gutiérrez is a seasoned mining professional and metallurgical engineer who resides in Mexico. In 2004, he was the 4th person hired by First Majestic Silver Corporation (Durango, Mexico) and helped build that company from a junior mining exploration company on the TSXV to a major global silver producer (7.5m oz Ag in 2011). He first served with the company in the capacity of general manager of each of the three mining units, then moved to the position of manager for new business initiatives and strategic planning. He left First Majestic Silver Corporation in January 2011 to begin working with Sonora yet maintains strong contacts with them. Mr. Gutiérrez graduated with a degree in engineering from the University of Chihuahua in Mexico, specializing in mining and metallurgical studies and a diploma in management projects. His twenty-seven year career is characterized by an array of appointments related to underground mining and exploration. His vocational experience has provided him with vast abilities to manage distinct and detailed mining projects while also focusing on the identification and successful negotiation of strategic corporate initiatives.

Other Executive Officers

Mark Scott

Mr. Scott has significant financial, capital market and relations experience in public microcap gold, silver and technology companies. Mr. Scott currently serves as (i) Chief Financial Officer, Secretary and Treasurer of WestMountain Gold since February 28, 2011 and as a consultant from December 2010; (ii) Chief Financial Officer of Sonora Resources Corp., a position he has held since June 2011; (iii) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010; and (iv) Chief Financial Officer of U.S. Rare Earths, Inc. a position he has held since December 2011.

Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation;" "Director Compensation;" "Compensation Committee Interlocks and Insider Participation;" and "Compensation Committee Report." – see the Sonora Resources Corp. Proxy Statement for the annual meeting of shareholders to be held in April 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

"Security Ownership of Certain Beneficial Owners and Management." – see the Sonora Resources Corp. Proxy Statement for the annual meeting of shareholders to be held in April 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

"Review and Approval of Related Person Transactions" and "Director Independence." – see the Sonora Resources Corp. Proxy Statement for the annual meeting of shareholders to be held in April 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "The Ratification of Appointment of PMB Helin Donovan LLP as the Company's Independent Registered Public Accounting Firm (Independent Auditors) for the fiscal year ended November 30, 2011."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of November 30, 2011 and 2010	F-2
Consolidated Statements of Operations for the years ended November 30, 2011 and 2010 and the period from inception of December 3, 2007 to November 30, 2011	F-3
Consolidated Statements of Changes in Stockholders' Deficit for the years ended November 30, 2011 and 2010 and the period from inception of December 3, 2007 to November 30, 2011	F-4
Consolidated Statements of Cash Flows for the for the years ended November 30, 2011 and 2010 and the period from inception of December 3, 2007 to November 30, 2011	F-5
Notes to the Consolidated Financial Statements	F-6

(b) EXHIBITS:

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on December 13, 2009).
3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on December 13, 2009).
3.3	Certificate of Amendment (incorporated by reference to an exhibit to our current report on Form 8- K filed on November 29, 2010).
4.1	Stock Option Plan (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 23, 2010).
10.1	Consulting Agreement dated January 18, 2011 with Corcom, Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011).
10.2	Consulting Agreement dated January 18, 2011 with Juan Miguel Ríos Gutiérrez (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011). *
10.3	Stock Option Agreement dated January 21, 2011 with Juan Miguel Ríos Gutiérrez (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011). *
10.4	Letter of Intent with First Majestic Silver Corp. dated January 27, 2011 (incorporated by reference to an exhibit to our current report on Form 8-K on Form 8-K filed on February 7, 2011).
10.5	Mining Option Agreement dated April 15, 2011 with First Majestic Silver Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 28, 2011).
10.6

Convertible Demand Promissory Note dated May 19, 2011 by and between Sonora Resources Corp and Coventry Capital LLC (incorporated by reference to an exhibit to our current report on Form 8-K filed on May 24, 2011).

10.7	Consulting Agreement dated June 15, 2011 by and between Sonora Resources Corp. and Mark Scott (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 16, 2011). *
10.8

Restricted Stock Award Agreement dated June 15, 2011 by and between Sonora Resources Corp and Mark Scott ((incorporated by reference to an exhibit to our current report on Form 8-K filed on June 16, 2011). *

10.9

Mining Option Agreement dated August 10, 2011 by and between Finder Plata S.A. de C.V. and Industrial Miners Mexico, S.A. de C.V.(incorporated by reference to an exhibit to our Form 10-Q for the period ended August 31, 2011 and filed with the SEC on October 7, 2011).

10.10	Mining Option Agreement dated September 5, 2011 by and between Finder Plata S.A. de C.V. and various Mexican citizens related to the Corazon, Mexico claims. Filed herewith.
10.11

Convertible Demand Promissory Note dated September 27, 2011 by and between Sonora Resources Corp. and Coventry Capital LLC (incorporated by reference to an exhibit to our current report on Form 8-K filed on October 4, 2011).

21.1	Subsidiary of Registrant. Filed herewith.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

* Indicates management contract or compensatory plan.

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sonora Resources Corp.:

We have audited the accompanying consolidated balance sheet of Sonora Resources Corp. (the “Company”) (a development stage company) as of November 30, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from December 3, 2007 (“Inception”) through November 30, 2011. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 include total revenues and net loss of $11,254 and $108,478, respectively. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from inception (December 3, 2007) through November 30, 2011, insofar as it relates to amounts for prior periods through November 30, 2010, is based solely on the report of the other auditors. Sonora Resources Corp. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonora Resources Corp. as of November 30, 2011, and the results of its operations and its cash flows for the period from Inception through November 30, 2011, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

January 27, 2012
Seattle, Washington

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC
A DEVEOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	November 30, 2011	November 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62,095	$202,069
Consumption and deferred tax receivable	30,276	-
Prepaid expense	17,247	2,681
Total current assets	109,618	204,750

OTHER ASSETS
Mining interest- Los Amoles	282,000	96,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	-
Mining interest- Ayones/	174,131	-

TOTAL ASSETS	$3,965,749	$300,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,156	$3,739
Convertible demand promissory note	400,000	-
Total current liabilities	445,156	3,739

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 96,450,000 and 85,250,000 shares issued and outstanding at 8/31/11 and 11/30/10, respectively	51,115	39,700
Additional paid in capital	4,765,321	365,789
(Deficit) accumulated during the exploration stage	(1,262,226)	(108,478)
Unrealized gain (loss)	(33,617)	-
Total stockholders' equity	3,520,593	297,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,965,749	$300,750

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION AND SUBSIDIARY (formerly NATURE'S CALL BRANDS INC.)
A DEVEOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

				December 3, 2007
	Year Ended,			(Inception)
	November 30, 2011	November 30, 2010		to November 30, 2011

REVENUE	$-	$-		$11,254
COST OF SALES	-	-		8,186
GROSS PROFIT	-	-		3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	558,234	79,184		668,115
EXPLORATION EXPENSE	184,627	-		184,627
(LOSS) BEFORE OTHER EXPENSE	(742,861)	(79,184)		(849,674)

OTHER INCOME (EXPENSE):
Interest expense	(412,156)	(1,665)		(413,821)
Foreign exchange gain	1,269	-		1,269
Total other expense	(410,887)	(1,665)		(412,552)

NET LOSS BEFORE INCOME TAX	(1,153,748)	(80,849)		(1,262,226)

INCOME TAX	-	-		-

NET LOSS	(1,153,748)	(80,849)		(1,262,226)

LOSS ON CURRENCY TRANSLATION	(33,617)	-		(33,617)

COMPREHENSIVE LOSS	$(1,187,365)	$(80,849)		$(1,295,843)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.00)	$

Weighted average shares of common stock outstanding- basic and diluted	92,116,970	170,168,356

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVEOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OF INCEPTION (DECEMBER 3, 2007)
THROUGH NOVEMBER 30, 2011

					(Deficit)	Other
			Additional	Common	Accumulated	Comprehensive	Total
	Common Stock		Paid in	Stock	During the	Gain	Stockholders'
	Shares	Amount	Capital	Subscribed	Exploration Stage	or (Loss)	Equity (Deficit)

Balance as of November 30, 2008	-	-	-	1,000	(9,763)	-	(8,763)
Common stock issued for cash at $0.00005 per share, August 4, 2009	105,000,000	5,000	-	-	-	-	5,000
Common stock issued for subscription, August 4, 2009	21,000,000	1,000	-	(1,000)	-	-	-
Net (loss) for the year	-	-	-	-	(17,866)	-	(17,866)
Balance as of November 30, 2009	126,000,000	6,000	-	-	(27,629)	-	(21,629)
Common stock issued for cash at $0.0005 per share, March 2, 2010	64,050,000	30,500	-	-	-	-	30,500
Common stock issued in exhange for indebtedness at $0.10 per share, November 17, 2010	3,000,000	3,000	297,000	-	-	-	300,000
Cancellation of shares	(108,000,000)	-	-	-	-	-	-
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	200,000	200	45,800	-	-	-	46,000
Debt forgiven by related parties	-	-	22,989	-	-	-	22,989
Net (loss) for the year	-	-	-	-	(80,849)	-	(80,849)
Balance as of November 30, 2010	85,250,000	39,700	365,789	-	(108,478)	-	297,011
Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	10,000,000	10,000	3,390,000	-	-	-	3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	400,000	400	185,600	-	-	-	186,000
Convertible note equity conversion feature	-	-	400,000	-	-	-	400,000
Common stock issued for cash under private placements net of cost	1,000,000	1,000	249,000	-	-	-	250,000
Stock based compensation expense	-	-	167,446	-	-	-	167,446
Issuance of common stock for services	14,600	15	7,486	-	-	-	7,501
Net (loss) for the period	-	-	-	-	(1,153,748)	(33,617)	(1,187,365)

Balance as of November 30, 2011	96,664,600	$51,115	$4,765,321	$-	$(1,262,226)	$(33,617)	$3,520,593
Comprehensive (loss)							$(1,187,365)

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVEOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Year Ended,		(Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,153,748)	$(80,849)	$(1,262,226)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock based compensation expense	167,446	-	167,446
Accredited interest on convertible note	414,246	-	414,246
Consulting and management fees forgiven	-	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	1,510	1,510
Consumption and deferred tax receivable	(30,897)	(2,681)	(33,578)
Prepaid expenses	(14,423)	-	(14,423)
Accounts payable - trade and accrued expenses	(2,231)	(11,331)	8,687
Due related parties	-	-	-
CASH (USED IN) OPERATING ACTIVITIES	(619,607)	(88,851)	(713,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(165,958)	(50,000)	(215,958)
NET CASH (USED IN) INVESTING ACTIVITIES:	(165,958)	(50,000)	(215,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	250,000	30,500	286,500
Convertible demand promissory note	400,000	-	400,000
Loan payable	-	300,000	300,000
Loan from shareholders	-	9,800	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	650,000	340,300	996,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	(4,409)	-	(4,409)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(139,974)	201,449	62,095

CASH AND CASH EQUIVALENTS, beginning of period	202,069	620	-

CASH AND CASH EQUIVALENTS, end of period	$62,095	$202,069	$62,095

Supplemental disclosures of cash flow information:
Interest paid	$-	$1,665	$-
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	$3,400,000	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	$186,000	$46,000	$232,000
Common stock issued for the repayment of debt	$-	$300,000	$300,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVEOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is currently in the development stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2011 of $1,262,226 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of November 30, 2011, the Company had a working capital deficit of $335,538 (November 30, 2010 – working capital of $201,011). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Effective October 12, 2010, the Company increased its authorized capital from 75,000,000 shares of common stock to 500,000,000 shares of common stock par value $0.001 per share. On November 8, 2010, we implemented a forward split, payable by way of the declaration of a share dividend on the issued and outstanding shares of our common stock, to be paid by the issuance of 20 additional shares for each issued and outstanding share held by stockholders of record as of November 7, 2010. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. All stock amounts have been retroactively restated to reflect the forward split.

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. (“Finder Plata”) for the conduct of the Company’s business in Mexico.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.

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

The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. In Mexico, the Company’s cash balances are currently fully insured by the Institute for the Protection of Bank Savings.

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of November 30, 2011, the Company had no uninsured cash amounts.

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

Mineral Property Rights Acquisition and Exploration and Development Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets.

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

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Fair values were assumed to approximate carrying value for these financial instruments, except where noted. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of currency in which the Company operates and U.S. dollars.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at November 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at November 30, 2011, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended November 30, 2011 and 2010 our only component of comprehensive loss was the net loss reported in the statement of operations and other comprehensive loss.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2011, there were options outstanding for the purchase of 1,400,000 common shares, 1,600,000 shares of common stock related to a convertible demand promissory note and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. There were no dilutive financial instruments issued or outstanding as of November 30, 2010.

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

New Accounting Pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350) which provides guidance on financial accounting and reporting related to goodwill and other intangibles, other than the accounting at acquisition for goodwill and other intangibles acquired in a business combination or an acquisition by a not-for-profit. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, the Company early adopted the guidance for fiscal year 2011 and implementation did not have a material impact on its financial statements.

In April 2010, the FASB issued Accounting Standard Update ("ASU") 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

3. Agreements

Mining Option Agreement – Los Amoles, Mexico Property

On October 4, 2010, the Company entered into a Letter of Intent with Yale Resources, whereby Yale Resources has agreed to grant the Company an option to acquire a 70% interest in its wholly owned Los Amoles property located in the municipality of Villa Hidalgo, Sonora State, Mexico. The Chief Executive Officer of Yale Resources, Ian Foreman, is a member of the Company’s Advisory Board.

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale Resources to acquire a 70% interest in Los Amoles property. Pursuant to the Option Agreement, the Company can earn up to 70% of interest before December 31, 2013 by performing, paying or issuing the following:

(a)	making $50,000 payment to Yale Resources prior to December 1, 2013 as follows:

	(i)	$25,000 upon the signing of the Letter of Intent dated October 4, 2010 (paid); and
	(ii)	an additional $25,000 upon signing of the Option Agreement (paid)

(b)	incurring or funding a total of $900,000 in expenditures on the Los Amoles Property prior to December 1, 2013 as follows:

(i)

$200,000 on or before the first anniversary of the date of the Option Agreement ($100,000 of which are to be advanced with 6 months of the date of the Option Agreement). The Company incurred project expenses of $180,099 for the year ending November 30, 2011 and Yale Resources has accepted that an additional $30,000 will be spent by January 2012;

	(ii)	an additional $300,000 on or before the secondary anniversary of the date of Option Agreement; and
	(iii)	an additional $400,000 on or before the third anniversary of the date of Option Agreement;

Pursuant to the Option Agreement, Yale Resources will act as an operator and agreed to expend these funds pursuant to an agreed budget, however, if the Option Agreement is terminated by the Company prior to $100,000 of these expenditures being incurred, Yale will retain any unspent funds. Yale will charge a management fee of 15% on all expenditures which will be considered as part of the above required expenditures funding.

(c)	issuing shares of the Company to Yale totaling 1,000,000 shares prior to December 1, 2013 as follows:

	(i)	200,000 shares on signing of the Option Agreement (issued);
	(ii)	an additional 200,000 shares on or before the six month anniversary of the date of the Option Agreement (issued);
	(iii)	an additional 200,000 shares on or before the first anniversary of the date of the Option Agreement (issued);
	(iv)	an additional 200,000 shares on or before the second anniversary of the date of the Option Agreement; and
	(v)	an additional 200,000 shares on or before the third anniversary of the date Option Agreement.

Upon the fulfillment of the above noted, the Company would own an undivided 70% interest in the Los Amoles Property as tenants in common, with a 30% participating interest to be retained by Yale Resources. Also upon the acquisition of a 70% interest in the Los Amoles Property, the Company and Yale agreed to bear the cost of further exploration and development in proportion to the respective interests in the Los Amoles Property on a joint venture basis.

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

In consideration for the Option, the Company agreed to:

(a)	issue an aggregate of 10,000,000 shares of common stock with a fair market value of $0.34 per common share to First Majestic upon execution of the agreement (issued);

(b)	incur an aggregate of $3,000,000 over the first three years to earn a 50% interest in the Property (the “First Option”);

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

The Company agreed to file a registration statement with the Securities and Exchange Commission qualifying the shares and to maintain the registration statement effective for a period of not less than two years. If a registration statement has not been filed and declared effective within twelve months from the date of the Agreement or if the Company fails to maintain the registration statement effective for a period of two years, it has agreed to issue an additional 2,000,000 shares to First Majestic.

Juan Miguel Ríos Gutiérrez, our Chief Executive Officer, was an employee of First Majestic until January 2011.

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

Under the terms of the option agreement, to exercise the option, the Company is required to pay several cash installments totaling $800,000 as detailed below:

(a)	A payment of $96,700 with the execution of the Corazon Agreements (paid) and an additional $ 3,300 within six months of execution of the Corazon Agreements for the remaining 3.3% (paid);

(b)	A payment of an additional $55,000 within twelve months of execution of the Corazon Agreements;

(c)	A payment of an additional $55,000 within twenty four months of execution of the Corazon Agreements;

(d)	A payment of an additional $55,000 within thirty six months of execution of the Corazon Agreements; and,

(e)	A payment of an additional $535,000 within forty two months of execution of the Corazon Agreements.

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

4. Convertible Demand Promissory Notes

On May 19, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “May Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the May Note, the unpaid principal of the May Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) May 19, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the May Note, at any time on or before the Maturity Date. The Company may repay the May Note in full at any time without penalty or premium.

On September 27, 2011, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “September Note”) in the principal amount of $200,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the September Note, the unpaid principal of the September Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) September 26, 2013 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the September Note, at any time on or before the Maturity Date. The Company may repay the September Note in full at any time without penalty or premium.

In connection with the issuance of the May and September Notes, the Company recorded beneficial conversion features of $400,000 and interest expense of $412,156 for the year ended November 30, 2011.

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

On November 26, 2010, the Company issued 200,000 shares of restricted common stock to Yale Resources pursuant to the Option Agreement at a market price of $0.23 per share for a total value of $46,000. The shares do not have registration rights.

On April 15, 2011, the Company issued an aggregate of 10,000,000 shares of restricted common stock to First Majestic upon execution of Option Agreement at the market price of $0.34 per share for a total value of $3,400,000. If the shares are registered within one year, the Company is required to issue an additional 2,000,000 shares of restricted common stock.

On May 26, 2011, the Company issued 200,000 shares to Yale Resources of restricted common stock pursuant to the Option Agreement at a fair value of $0.65 per share for a total value of $130,000. The shares do not have registration rights.

During June 2011, the Company sold 1,000,000 Units to four accredited investors under a Securities Purchase Agreement at a purchase price of $0.25 per Unit, or an aggregate price of $250,000. Each Unit consists of one share of restricted common stock of the Company and one purchase warrant with an exercise price of $0.35 per share. The warrants expire in June 2014. The shares sold and related warrants do not have registration rights.

On September 15, 2011, the Company issued 14,600 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.616 per share for a total value of $9,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights.

On November 18, 2011, the Company issued 200,000 shares of restricted common stock to Yale Resources pursuant to an Option Agreement at the market price of $0.28 per share for a total value of $56,000. The shares do not have registration rights.

A summary of the warrants issued as of November 30, 2011 was as follows:

	November 30, 2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2010	-	$-
Issued	1,000,000	0.350
Outstanding at November 30, 2011	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of November 30, 2011 was as follows:

November 30, 2011
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	2.58	$0.350	1,000,000	$0.350

The intrinsic value of the warrants outstanding at November 30, 2011 is $0.

6. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the year ended November 30, 2011, the Company recorded stock based compensation of $167,446 in connection with the stock options granted during the period.

A summary of the changes in stock options for the period ended November 30, 2011 is presented below:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise Price
Balance, November 30, 2010	-	$-
Granted	1,400,000	$0.20
Balance, August 31, 2011	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

November 30, 2011
Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the year ended November 30, 2011 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
November 30, 2011	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding:

November 30, 2011		Options outstanding
		Weighted	Weighted
		Average	average
Range of	Number	Remaining	exercise
exercise prices	of shares	contractual	price
life
$0.20	1,400,000	3.38years	0.20

As at November 30, 2011, 275,000 stock options are exercisable .Consulting and compensation expense of $48,204 will be recognized over the remaining vesting period of 3.38 years.

7. Related Party Transactions

The Company’s Mining Option Agreement – Los Amoles, Mexico Property and Mining Option Agreement- Jalisco, Mexico Property are discussed in Note 3.

During the year ended November 30, 2011, the Company paid / accrued consulting fees of $10,000 to a former director and a company controlled by a former director. During the year ended November 30, 2010, the Company paid / accrued management fees of $4,500 to a former director of the Company.

8. Commitments

On January 21, 2011, the Company entered into a consulting agreement with Juan Miguel Ríos Gutiérrez whereby Mr. Gutiérrez was appointed Chief Executive Officer at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party.

On January 18, 2011, the Company entered into a Consulting Agreement (“Corcom Agreement”) with Corcom, Inc. (“Corcom”), pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, the Company agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. On July 15, 2011, the Corcom Agreement was replaced by an identical Consulting Agreement with Jamco Capital Partners Inc.

On June 15, 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Mark Scott, whereby Mr. Scott will serve as Chief Financial Officer of the Company. Concurrently with the Company’s entrance into the Agreement, the Company entered into a Restricted Stock Award Agreement with Mr. Scott (the “RSA”). Pursuant to the Agreement and in connection with his service as Chief Financial Officer of the Company, Mr. Scott will receive: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month calculated on a monthly basis, such shares to be vested and issued quarterly (the “Shares”). In accordance with the RSA, the determination of the number of Shares issuable to Mr. Scott is determined by dividing US $3,000 by the average bid and ask price of the Company’s common stock as reported by Bloomberg beginning June 15, 2011 and on the last day of each following month thereafter (each a “Determination Date”). If a Determination Date falls on a date on which the Company’s common stock is not reported by Bloomberg, the Determination Date shall be the next reportable trading day.

On September 15, 2011, the Company issued 14,600 shares of restricted common stock at $0.514per share for a total value of $7,501 related to Mr. Scott’s June 15, 2011 Consulting Agreement. As of November 30, 2011, the Company accrued compensation of $9,000 related to the Restricted Stock Award Agreement. On January 16, 2012, the Company issued 33,237 shares of restricted common stock at $.361 per share for a total for a total value of $12,000 related to Mr. Scott’s June 15, 2011 Consulting Agreement. The shares do not have registration rights.

9. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Mexican sources.

Pretax losses arising from domestic operations (United States) were approximately $961,000 for the year ended November 30, 2011. Pretax losses arising from foreign operations (Mexico) were approximately $24,000, for the year ended November 30, 2011.

Pretax losses arising from domestic operations (United States) were approximately $1,070,000 for the period of inceptions from December 3, 2007 to November 30. 2011. Pretax losses arising from foreign operations (Mexico) were approximately $24,000, for the period of inceptions from December 3, 2007 to November 30, 2011.

The Company has US net operating loss carryforwards of approximately $1,070,000, which expire in 2019-2030 and Mexico net operating loss carryforwards of approximately $24,000 which expire in 2019-2030. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $914,000 and $37,000 was established as of November 30, 2011 and 2010 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended November 30, 2011, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at November 30, 2011 and 2010 are as follows:

	2011	2010
U.S. operations loss carry forward at statutory	$914,890	$36,804
rate of 34%
Non-U.S. operations loss carry forward at statutory rate of 30%	7,200	0
Total	922,090	36,804
Less Valuation Allowance	(914,890)	(36,804)
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(914,890)	$(36,804)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the year ended November 30, 2011 and 2010 is as follows:

	2011	2010
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from: Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

The Company has a Consumption Tax receivable in the amount of $30,276 which is expected to be refunded during 2012.

10. Subsequent Events

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sonora Resources Corp. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)

Date: January 27, 2012
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and
Secretary
(Principal Executive Officer)

Date: January 27, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)