Form 10-Q
period 2012-02-29
Sonora Resources Corp.
filed 2012-04-16
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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
Yes [X]     No [   ]

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
Yes [   ]      No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 16, 2012
Common Stock, $.001 par value	96,697,837

SONORA RESOURCES CORP.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” herein and in our Annual report on Form 10-K for the fiscal year ended November 30, 2011, filed on January 27, 2012.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY (Formerly NATURE’S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	February 29, 2012	November 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,950	$62,095
Consumption and deferred tax receivable	52,383	30,276
Prepaid expense	13,662	17,247
Total current assets	110,995	109,618

OTHER ASSETS
Mining interest- Los Amoles	282,000	282,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones	287,111	174,131

TOTAL ASSETS	$4,080,106	$3,965,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$68,118	$45,156
Convertible demand promissory note	605,000	400,000
Total current liabilities	673,118	445,156

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 96,697,837 and 96,664,600 shares issued and outstanding at 2/29/12 and 11/30/11, respectively	51,148	51,115
Additional paid in capital	4,914,394	4,765,321
(Deficit) accumulated during the exploration stage	(1,560,442)	(1,262,226)
Unrealized gain (loss)	1,888	(33,617)
Total stockholders' equity	3,406,988	3,520,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,080,106	$3,965,749

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION AND SUBSIDIARY (formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

			December 3, 2007
	Three Months Ended,		(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	159,205	105,878	827,320
EXPLORATION EXPENSE	17,173	9,155	201,800
(LOSS) BEFORE OTHER EXPENSE	(176,378)	(115,033)	(1,026,052)

OTHER INCOME (EXPENSE):
Interest expense	(121,838)	-	(535,659)
Foreign exchange gain	-	5	1,269
Total other expense	(121,838)	5	(534,390)

NET LOSS BEFORE INCOME TAX	(298,216)	(115,028)	(1,560,442)

INCOME TAX	-	-	-

NET LOSS	$(298,216)	$(115,028)	$(1,560,442)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	96,697,837	85,250,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Three Months Ended,		(Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(298,216)	$(115,028)	$(1,560,442)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock based compensation expense	29,173	17,615	196,619
Accrued interest on convertible note	119,900	-	534,146
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(22,107)	-	(55,685)
Prepaid expenses	3,585	2,681	(10,838)
Accounts payable - trade and accrued expenses	22,962	35,807	31,649
CASH (USED IN) OPERATING ACTIVITIES	(144,703)	(58,925)	(858,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(112,980)	-	(328,938)
NET CASH (USED IN) INVESTING ACTIVITIES:	(112,980)	-	(328,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	286,500
Convertible demand promissory note	205,000	-	605,000
Loan payable	-	-	300,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	205,000	-	1,201,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	35,538	-	31,129

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,145)	(58,925)	44,950

CASH AND CASH EQUIVALENTS, beginning of period	62,095	202,069	-

CASH AND CASH EQUIVALENTS, end of period	$44,950	$143,144	$44,950
	-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

The Company has incurred a cumulative net loss since inception on December 3, 2007 to February 29, 2012 of $1,560,442 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of February 29, 2012, the Company had a working capital deficit of $562,123 (November 30, 2011 – working capital of $335,538). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended February 29, 2012 and February 28, 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2012.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of February 29, 2012, the Company had no uninsured cash amounts.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at February 29, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of February 29, 2012, the Company does not have any asset retirement obligations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 29, 2012, there were options outstanding for the purchase of 1,400,000 common shares and 2,420,000 shares of common stock related to a convertible demand note.

promissory note and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. As of February 28, 2011, there were options outstanding for the purchase of 1,400,000 common shares which could potentially dilute future earnings per share.

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

(i)

$200,000 on or before the first anniversary of the date of the Option Agreement ($100,000 of which are to be advanced with 6 months of the date of the Option Agreement). The Company incurred project expenses of $180,099 for the year ending November 30, 2011 and Yale Resources has accepted that an additional $30,000 will be spent by January 2012 (spent);

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

Upon the fulfillment of the above noted, the Company would own an undivided 70% interest in the Los Amoles Property as tenants in common, with a 30% participating interest to be retained by Yale Resources. Also, upon the acquisition of a 70% interest in the Los Amoles Property, the Company and Yale agreed to bear the cost of further exploration and development in proportion to the respective interests in the Los Amoles Property on a joint venture basis.

The Company has commenced an underground work program and completed a NI 43-101 compliant technical report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2012.

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

Under the terms of the Grupo Agreement, Finder Plata is required to pay the following cash payments totaling $1 million to exercise the option:

(a)	A payment of US $100,000 with the execution of the Grupo Agreement (paid);

(b)	A payment of US $100,000 within six months of execution of the Grupo Agreement (paid);

(c)	A payment of US $100,000 within twelve months of execution of the Grupo Agreement;

(d)	A payment of US $175,000 within eighteen months of execution of the Grupo Agreement;

(e)	A payment of US $175,000 within twenty-four months of execution of the Grupo Agreement;

(f)	A payment of US $175,000 within thirty months of execution of the Grupo Agreement; and,

(g)	A payment of US $175,000 within thirty-six months of execution of the Grupo Agreement.

In addition, Finder Plata is required to spend a total of $1 million in exploration expenditures on the Ayones property as follows:

$200,000 within twelve months of execution of the Grupo Agreement; An additional $300,000 on or before the second anniversary of execution of the Grupo Agreement; and An additional $500,000 on or before the third anniversary of execution of the Grupo Agreement.

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

Mining Option Agreement- Corazon, Mexico Property

On September 5, 2011, the Company entered into Mining Option Agreements (“Corazon Agreements”) with eight Mexican citizens. Under the terms of the Corazon Agreements, the Company was granted an option to acquire a 100% interest in certain mining properties of the Corazon group of claims located in the municipality of Etzatlan, Jalisco State, Mexico.

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owner’s (“Corazon Owner’s”), Finder Plata has the right to purchase 96.7% now and the remaining 3.3 % upon the receipt of a court order for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011. The Company has paid $100,000 as of February 29, 2012, which is capitalized as mining interest in the Los Amoles region.

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

The Company has concluded phase one field work and established an estimated reserve of approximately 199,000 troy ounces of silver and 1,000 troy ounces of gold. With the commitment to purchase $600,000 in fixed assets, the Company expects to realize revenues of $7.6 million at a silver price of $29.30 and a gold price of $1,606 per troy ounce.

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

4.    Convertible Demand Promissory Notes

On January 10, 2012, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “January Note”) in the principal amount of $125,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the January Note, the unpaid principal of the January Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) January 9, 2014 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the January Note, at any time on or before the Maturity Date. The Company may repay the January Note in full at any time without penalty or premium.

On February 14, 2012, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “February 14 Note”) in the principal amount of $50,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the February 14 Note, the unpaid principal of the February 14 Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) February 13, 2014 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the February 14 Note, at any time on or before the Maturity Date. The Company may repay the February 14 Note in full at any time without penalty or premium.

On February 27, 2012, the Company executed and delivered to Coventry Capital LLC (“Holder”) a Convertible Demand Promissory Note (the “February 27 Note”) in the principal amount of $30,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the February 27 Note, the unpaid principal of the February 27 Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) February 26, 2014 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the February 27 Note, at any time on or before the Maturity Date. The Company may repay the February 27 Note in full at any time without penalty or premium.

In connection with the issuance of the January 10, 2012, February 14, 2012, and February 27, 2012 Notes totaling $205,000, the Company recorded a beneficial conversion feature and interest expense of $119,900 for the three months ended February 29, 2012.

5.    Capital Stock

On January 16, 2012, the Company issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $12,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights.

A summary of the warrants issued as of February 29, 2012 was as follows:

	February 29, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2011	-	$-
Issued	1,000,000	0.350
Outstanding at February 29, 2012	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of February 29, 2012 was as follows:

February 29, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	2.33	$0.350	1,000,000	$0.350

At February 29, 2012, vested warrants of 1,000,000 had an aggregate intrinsic value of $300,000.

6.    Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the three months ended February 29, 2012, the Company recorded stock based compensation of $17,173 in connection with the stock options granted during the period.

A summary of the changes in stock options for the period ended February 29, 2012 is presented below:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise Price
Balance, November 30, 2011	1,400,000	$0.20
Granted	0	$0
Balance, February 29, 2012	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

February 29, 2012
Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended February 29, 2012 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
November 30, 2011	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and none exercisable:

February 29, 2012	Options outstanding
		Weighted	Weighted
		Average	average
Range of	Number	Remaining	exercise
exercise prices	of shares	contractual	price
life
$0.20	1,400,000	3.13 years	0.20

As at February 29, 2012, 450,000 stock options are exercisable.

7.    Related Party Transactions

Related party transactions are discussed in other Notes.

8.    Commitments, Contingencies and Legal Proceedings

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

On September 15, 2011, the Company issued 14,600 shares of restricted common stock at $0.514 per share for a total value of $7,501 related to Mr. Scott’s June 15, 2011 Consulting Agreement. On January 16, 2012, the Company issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $12,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights.

As of February 29, 2012, the Company accrued compensation of $4,500 related to the Restricted Stock Award Agreement.

9.    Subsequent Events

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

We have commenced an underground work program at the Los Amoles property and completed a NI 43-101 compliant technical report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2012.

We have concluded phase one field work at the Corazon property and established an estimated reserve of approximately 199,000 troy ounces of silver and 1,000 troy ounces of gold. With the commitment to purchase $600,000 in fixed assets, the Company expects to realize revenues of $7.6 million at a silver price of $29.30 and a gold price of $1,606 per troy ounce.

The Company is currently in the development stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to February 29, 2012 of $1,560,442 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of February 29, 2012, the Company had a working capital deficit of $562,123 (November 30, 2011 – working capital of $335,538). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Another key market priority is to consider a listing on the TSXV Exchange in Canada.

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

(dollars in thousands)

	Three Months Ended,
	February 29,	February 28,
	2012	2011	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	159	106	53	-50.0%
Exploration expenses	17	9	8	-100.0%
Operating loss	(176)	(115)	(61)	-53.0%
Other income (expense):

Interest expense	(122)	-	(122)	-100.0%
Foreign exchange gain	-	-	-	-
Total other expense	(122)	-	(122)	-100.0%
Net loss	(298)	(115)	(183)	-159.1%

For the three months ended February 29, 2012 compared to the three months ended February 28, 2011

We have not generated any revenues during the three month periods ended February 29, 2012 and February 28, 2011.

We acquired the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three month period ended February 29, 2012 increased $53,327 to $159,205 as compared to $105,878 for the three month period ended February 28, 2011. The increase in our general and administrative expenses was primarily attributable to expansion of business activities and consisted of increases in consulting fees expense of $20,000, insurance costs of $11,000, and costs related to public company expenses such as investor relations and filing fees of $16,000.

Exploration expenses for the three month period ended February 29, 2012 increased $8,018 to $17,173 as compared to $9,155 for the three month period ended February 28, 2011.

Net loss for the three months ended February 29, 2012 was $298,216 as compared to a net loss of $115,028 for the three months ended February 28, 2011 for the reasons discussed above.

Liquidity and Capital Resources

As of February 29, 2012, we had cash of $44,950 and a working capital deficit of $562,123 as compared to cash of $62,095 and a working capital deficit of $335,538 as of November 30, 2011. This increase in our working capital deficit is primarily due to the issuance of convertible debentures for exploration expenses related to Los Amoles and Corazon properties and a payment related to the Ayones mining option agreement. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $1,833,300 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corizon, Mexico properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$1,433,300
Future property acquisitions	-
General and administration expenses	400,000
Total	$1,833,300

Operating Activities

Net cash used in operating activities for the three month period ended February 29, 2012 was $144,703, compared with net cash used of $58,925 for the three month period ended February 28, 2011. This amount was primarily related to a net loss of $298,216, offset by depreciation and amortization and other non-cash expenses of $149,073.

Investing Activities

Net cash used in investing activities for the three month period ended February 29, 2012 was $112,980. This related to an option payment for the Ayones properties.

Financing Activities

Net cash provided by financing activities for the three month period ended February 29, 2012 was $205,000. This is primarily due to the issuance of a convertible demand promissory note for $205,000.

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

The Company’s unaudited contractual cash obligations as of February 29, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	605,000	605,000	0	0	0
Mining expenditures	8,803,300	1,433,300	4,835,000	2,535,000	0
Acquisitions	0	0	0	0	0
	$9,408,300	$2,038,300	$4,835,000	$2,535,000	$0

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of February 29, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to foreign currency risks. We do not trade in hedging instruments or “other than trading” instruments.

Interest Rate Risk

We are not exposed to interest rate risks. We do not trade in hedging instruments or “other than trading” instruments and is not exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as February 29, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of February 29, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of February 29, 2012 as follows:

We have a board which consists of the Chief Executive Officer and we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the board and establish an audit committee during 2012.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of February 29, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended February 29, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

We have been in the business of exploring mineral resource properties since November 2010. As a result, we have never had any revenues from our mining operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties, and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserves or, if they do, that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At February 29, 2012, we had a working capital deficit of $562,123. We incurred a net loss of $1,153,748 for the fiscal year ended November 30, 2011 and a net loss of $1,560,442 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated January 27, 2012 relative to our audited financial statements for the year ended November 30, 2011, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

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

As disclosed in our Quarterly Report on Form 10-Q for the period ended February 29, 2012, our management concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2012, we issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $12,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

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

Date: April 16, 2012
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and
Secretary
(Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)