Form 10-Q
period 2012-05-31
Sonora Resources Corp.
filed 2012-06-22
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-54268

SONORA RESOURCES CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-1269503
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
Cerro del Padre #11, Rinconada de los Pirules,
Guadalupe,
Zacatecas Mexico	98619
(Address of Principal Executive Offices)	(Zip Code)

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
Yes [   ]     No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 22, 2012
Common Stock, $.001 par value	91,484,882

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY (Formerly NATURE’S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	November 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$642,758	$62,095
Consumption and deferred tax receivable	50,402	30,276
Prepaid expense	9,951	17,247
Total current assets	703,111	109,618

OTHER ASSETS
Mining interest- Los Amoles	282,000	282,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	269,891	174,131

TOTAL ASSETS	$4,655,002	$3,965,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,059	$45,156
Convertible demand promissory note	-	400,000
Total current liabilities	19,059	445,156

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 91,484,882 and 96,664,600 shares issued and outstanding at 5/31/12 and 11/30/11, respectively	45,935	51,115
Additional paid in capital	6,707,547	4,765,321
(Deficit) accumulated during the development stage	(2,093,312)	(1,262,226)
Unrealized gain (loss)	(24,227)	(33,617)
Total stockholders' equity	4,635,943	3,520,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,655,002	$3,965,749

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

					December 3, 2007
	Three Months Ended,		Six Months Ended,		(Inception)
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	to May 31, 2012

REVENUE	$-	$-	$-	$-	$11,254
COST OF SALES	-	-	-	-	8,186
GROSS PROFIT	-	-	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	89,037	163,096	243,742	268,974	911,857
EXPLORATION EXPENSE	433,571	27,302	450,744	36,457	635,371
(LOSS) BEFORE OTHER EXPENSE	(522,608)	(190,398)	(694,486)	(305,431)	(1,544,160)

OTHER INCOME (EXPENSE):
Interest expense	(14,762)	(200,658)	(136,600)	(200,658)	(550,421)
Foreign exchange gain	-	1,265	-	1,269	1,269
Total other expense	(14,762)	(199,393)	(136,600)	(199,389)	(549,152)

NET LOSS BEFORE INCOME TAX	(537,370)	(389,791)	(831,086)	(504,820)	(2,093,312)

INCOME TAX	-	-	-	-	-

NET LOSS	$(537,370)	$(389,791)	$(831,086)	$(504,820)	$(2,093,312)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	95,189,498	90,260,870	95,939,546	87,782,968

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Six Months Ended,		(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(831,086)	$(504,820)	$(2,093,312)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock based compensation expense	17,173	118,678	184,619
Accrued interest on convertible note	152,340	200,000	566,586
Issuance of common stock for services and exploration expenses	422,533	-	422,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(20,126)	-	(53,704)
Prepaid expenses	7,296	(42,319)	(7,127)
Accounts payable - trade and accrued expenses	(26,097)	1,892	(17,410)
CASH (USED IN) OPERATING ACTIVITIES	(277,967)	(226,569)	(991,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(95,760)	-	(311,718)
NET CASH (USED IN) INVESTING ACTIVITIES:	(95,760)	-	(311,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	740,000	-	1,026,500
Convertible demand promissory notes	205,000	200,000	605,000
Loan payable	-	-	300,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	945,000	200,000	1,941,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	9,390	-	4,981

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	580,663	(26,569)	642,758

CASH AND CASH EQUIVALENTS, beginning of period	62,095	202,069	-

CASH AND CASH EQUIVALENTS, end of period	$642,758	$175,500	$642,758
	-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	$-	$-	$232,000
Common stock issued for the conversion of demand promissory notes	$605,000	$-	$905,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

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

The Company is a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. It owns interests in the Los Amoles Property consisting of 1,630 hectares located in Sonora; the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property; and the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

The Company is currently in the development stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to May 31, 2012 of $2,093,312 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of May 31, 2012, the Company had working capital of $684,052 (November 30, 2011 – working capital deficit of $335,538). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended May 31, 2012 and May 31, 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2011 as filed with the Securities and Exchange Commission (the "SEC" ) on January 27, 2012.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.

Principles of Consolidation

These consolidated financial statements include our consolidated balance sheets, results of operations, changes in stockholders' equity and cash flows. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. In Mexico, the Company's cash balances are currently fully insured by the Institute for the Protection of Bank Savings.

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of May 31, 2012, the Company had deposits in excess of $250,000.

Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. The Company's Finder Plata records are maintained in Mexican Pesos. At the transaction date, each asset, liability, revenue and expense involves foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

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

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at May 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of May 31, 2012, the Company does not have any asset retirement obligations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2012, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. As of May 31, 2011, there were options outstanding for the purchase of 1,400,000 common shares and 800,000 shares of common stock related to a convertible demand promissory note which could potentially dilute future earnings per share.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the federal tax laws.

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

The Company agreed to file a registration statement with the Securities and Exchange Commission qualifying the shares and to maintain the registration statement effective for a period of not less than two years. If a registration statement has not been filed and declared effective within twelve months from the date of the Agreement or if the Company fails to maintain the registration statement effective for a period of two years, it has agreed to issue an additional 2,000,000 shares to First Majestic. On April 30, 2012, the Company issued 2,000,000 shares of restricted common stock to First Majestic which were valued at $0.20 per share or $400,000. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to these stock issuances.

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

Under the terms of the Grupo Agreement between Sonora’s wholly owned Mexican subsidiary Finder Plata and Grupo Mexico subsidiary, Industrial Minera Mexico, S.A. de C.V. (“Grupo Mexico”), Finder Plata has the right to purchase 100% of two mining concessions on 48 hectares, the old La Mazata Mine, the data of past diamond drill programs, studies and maps as well as the assets located within the mine areas in exchange for payments over three years. The Grupo Agreement requires a Net Smelter Royalty (“NSR”) payment of 2.0% by Finder Plata with Finder Plata having a first option to purchase the NSR for $ 1 million.

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

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owner’s (“Corazon Owner’s”), Finder Plata has the right to purchase 96.7% now and the remaining 3.3 % upon the receipt of a court order for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011. The Company has paid $100,000 as of May 31, 2012, which is capitalized as mining interest in the Los Amoles region.

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

Join Venture and Benefits Agreement- Liz, Mexico Property

On March 1, 2012, Finder Plata entered into a Letter of intent (“Liz LOI”) with Mr. Ramiro Romero Aguirre, a Mexican citizen.

On May 17, 2012, Finder Plata entered into a Joint Venture and Benefits Agreement (“Liz Agreement”) with Mr. Ramiro Romero Aguirre, a Mexican citizen. Under the terms of the Liz Agreement, Finder Plata was granted the rights to acquire and explore old dumps with silver, gold contents in Liz mining property owned by Mr. Romero. The Liz project located in the municipality of Ayutla, Jalisco State, Mexico.

Under the terms of the Liz Agreement between Sonora’s wholly owned Mexican subsidiary Finder Plata and Mr. Ramiro Romero, Finder Plata was granted the right to acquire, process in site, and market the mineral products obtained from 100% of the dumps, which are estimated at 50,000 tons and are located on Liz mining claim and on surface of land owned by Mr. Romero. The Liz Agreement shall be exercised or finished on or before December 15, 2013 (“Agreement deadline”).

Finder Plata exercised the Liz LOI as follows:

i.	Pay $5,000 upon signing the LOI, including sixteen percent (16%) Mexican VAT tax (paid).

ii.	Pay $5,000 ninety days after signing the LOI and upon signing the Final Liz Agreement including sixteen percent (16%) Mexican VAT tax (paid).

iii.

After signing the final Liz agreement Finder Plata expects to make an estimated investment, of US$400,000 in capital expenditures to build the infrastructure, equipment, working capital, management and commissioning expenses to process the old dumps in site and marketing silver and gold content. All the capital expenditures, working capital, pre-operating, commissioning and during the process in commercial production of the old dumps are expected to be controlled by Finder Plata, well as the marketing of the silver and gold content.

iv.

Finder Plata agreed to pay to Mr. Romero, after subtracting of the Net smelter return (“NSR”) of each batch of concentrate, precipitate or ore sold end received the final liquidation, deductions, selling costs and expenses involved in the operation, 40% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a monthly basis using Mexican generally accepted accounting practices.

4. Convertible Demand Promissory Notes

On January 10, 2012, the Company executed and delivered to Coventry Capital LLC (“Coventry”) a Convertible Demand Promissory Note (the “January Note”) in the principal amount of $125,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the January Note, the unpaid principal of the January Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) January 9, 2014 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the January Note, at any time on or before the Maturity Date. The Company may repay the January Note in full at any time without penalty or premium.

On February 14, 2012, the Company executed and delivered to Coventry a Convertible Demand Promissory Note (the “February 14 Note”) in the principal amount of $50,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the February 14 Note, the unpaid principal of the February 14 Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) February 13, 2014 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the February 14 Note, at any time on or before the Maturity Date. The Company may repay the February 14 Note in full at any time without penalty or premium.

On February 27, 2012, the Company executed and delivered to Coventry a Convertible Demand Promissory Note (the “February 27 Note”) in the principal amount of $30,000 in favor of Holder with simple interest of 10% per annum payable in arrears. Pursuant to the terms and conditions of the February 27 Note, the unpaid principal of the February 27 Note and any accrued and unpaid interest thereon (“Debt”) shall be immediately due and payable by the Company upon the earlier of (i) written demand by Holder at any time, or (ii) February 26, 2014 (the “Maturity Date”). Holder may convert the Debt, in whole but not in part, into shares of the Company’s common stock at a price of $0.25 per share as set forth in the February 27 Note, at any time on or before the Maturity Date. The Company may repay the February 27 Note in full at any time without penalty or premium.

In connection with the issuance of the January 10, 2012, February 14, 2012, and February 27, 2012 Notes totaling $205,000, the Company recorded a beneficial conversion feature and interest expense of $119,900 for the six months ended May 31, 2012.

On April 19, 2012, Coventry converted $605,000 of Convertible Demand Promissory Notes plus accrued interest of $32,440 into 2,549,760 shares of restricted common stock at $.25 per share. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to these stock issuances.

5. Capital Stock

All of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be "restricted stock" as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On January 16, 2012, the Company issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $12,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on January 24, 2012 with regard to this stock issuance.

On April 19, 2012, Coventry converted $605,000 of Convertible Demand Promissory Notes and accrued interest of $32,440 into 2,549,760 shares of restricted common stock at $.25 per share. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to these stock issuances.

On April 30, 2012, the Company issued 2,000,000 shares of restricted common stock to First Majestic which were valued at $0.20 per share or $400,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On April 30, 2012, the Company issued 3,700,000 shares of restricted common stock valued at $0.20 per share for $740,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On April 30, 2012, the Company cancelled 13,500,000 shares of common stock returned by Robbie Manis, an existing shareholder.

On April 30, 2012, the Company issued 37,285 shares of restricted common stock at $0.282 per share for a total value of $10,500 related to Mr. Scott's June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

A summary of the warrants issued as of May 31, 2012 was as follows:

	May 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2011	1,000,000	$0.350
Issued	-	-
Outstanding at May 31, 2012	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of May 31, 2012 was as follows:

May 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	2.08	$0.350	1,000,000	$0.350

At May 31, 2012, vested warrants of 1,000,000 had an aggregate intrinsic value of $220,000.

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

A summary of the changes in stock options for the period ended May 31, 2012 is presented below:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise
		Price
Balance, November 30, 2011	1,400,000	$0.20
Granted	0	$0
Balance, May 31, 2012	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

May 31, 2012
Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended May 31, 2012 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
May 31, 2012	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and exercisable:

May 31, 2012	Options outstanding
		Weighted	Weighted
		Average	average
Range of	Number	Remaining	exercise
exercise prices	of shares	contractual	price
life
$0.20	1,400,000	2.88 years	0.20

As at May 31, 2012, 500,000 stock options are exercisable.

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

On June 15, 2011, the Company entered into a Consulting Agreement (the “Agreement”) with Mark E. Scott, whereby Mr. Scott will serve as Chief Financial Officer of the Company. Concurrently with the Company’s entrance into the Agreement, the Company entered into a Restricted Stock Award Agreement with Mr. Scott (the “RSA”). Pursuant to the Agreement and in connection with his service as Chief Financial Officer of the Company, Mr. Scott will receive: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month calculated on a monthly basis, such shares to be vested and issued quarterly (the “Shares”). In accordance with the RSA, the determination of the number of Shares issuable to Mr. Scott is determined by dividing US $3,000 by the average bid and ask price of the Company's common stock as reported by Bloomberg beginning June 15, 2011 and on the last day of each following month thereafter (each a "Determination Date" ). If a Determination Date falls on a date on which the Company's common stock is not reported by Bloomberg, the Determination Date shall be the next reportable trading day.

On September 15, 2011, the Company issued 14,600 shares of restricted common stock at $0.514 per share for a total value of $7,501 related to Mr. Scott's June 15, 2011 Consulting Agreement. On January 16, 2012, the Company issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $12,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. On April 30, 2012, the Company issued 37,285 shares of restricted common stock at $0.282 per share for a total value of $10,500 related to Mr. Scott's June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

As of May 31, 2012, the Company accrued compensation of $3,000 related to the Restricted Stock Award Agreement.

9. Subsequent Events

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may" , "should" , "expect" , "plan" , "anticipate" , "believe" , "estimate" , "predict" , "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this report include statements about:

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
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  the risks in the section entitled "Risk Factors" .

Any of these risks could cause our Company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Plan of Operation

Sonora Resources Corp. (formerly Nature's Call Brands, Inc.) (the "Company" or "Sonora Resources" ) was incorporated under the laws of the State of Nevada on December 3, 2007 with a business plan to sell and distribute water treatment systems for residential and commercial use. In September of 2010, the business of the Company was changed to the acquisition, exploration and development of mineral resources, with emphasis on gold and silver. Efforts in the area of water treatment were then abandoned.

We are a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. We own interests in the Los Amoles Property consisting of 1,630 hectares located in Sonora; the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property; and the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

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

The Company is currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to May 31, 2012 of $2,093,312 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of May 31, 2012, the Company had working capital of $684,052 (November 30, 2011 – working capital deficit of $335,538). These and other factors raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata" ) for the conduct of the Company's business in Mexico.

Key Market Priorities

Our primary key market priority will be to develop our Los Amoles, Jalisco, Ayones, Corazon and Liz, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals. We cannot guarantee that the Los Amoles, Jalisco, Ayones, Corazon and Liz, Mexico properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development Company.

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

(dollars in thousands)

For the three months ended May 31, 2012 compared to the three months ended May 31, 2011

	Three Months Ended May 31,
	2012	2011	$Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	89	163	(74)	45.4%
Exploration expenses	434	27	407	-1507.4%
Operating loss	(523)	(190)	(333)	-175.3%
Other income (expense):

Interest expense	(14)	(201)	187	93.0%
Foreign exchange gain	-	1	(1)	100.0%
Total other expense	(14)	(200)	186	93.0%
Net loss	(537)	(390)	(147)	-37.7%

We have not generated any revenues during the three month periods ended May 31, 2012 and May 31, 2011.

We acquired the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three month period ended May 31, 2012 decreased $74,000 to $89,000 as compared to $163,000 for the three month period ended May 31, 2011.

Exploration expenses for the three month period ended May 31, 2012 increased $407,000 to $434,000 as compared to $27,000 for the three month period ended May 31, 2011. The increase in exploration expenses was primarily attributable to non-cash exploration expenses of $400,000

Net loss for the three months ended May 31, 2012 was $537,000 as compared to a net loss of $390,000 for the three months ended May 31, 2011. The loss was primarily attributable to non-cash expenses of $443,000.

For the six months ended May 31, 2012 compared to the six months ended May 31, 2011

	Six Months Ended May 31,
	2012	2011	$Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	243	269	(26)	9.7%
Exploration expenses	451	36	415	-1152.8%
Operating loss	(694)	(305)	(389)	-127.5%
Other income (expense):

Interest expense	(137)	(201)	64	31.8%
Foreign exchange gain	-	1	(1)	100.0%
Total other expense	(137)	(200)	63	31.5%
Net loss	(831)	(505)	(326)	-64.6%

We have not generated any revenues during the three month periods ended May 31, 2012 and May 31, 2011.

We acquired the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the six month period ended May 31, 2012 decreased $74,000 to $89,000 as compared to $163,000 for the six month period ended May 31, 2011.

Exploration expenses for the six month period ended May 31, 2012 increased $407,000 to $434,000 as compared to $27,000 for the six month period ended May 31, 2011. The increase in exploration expenses was primarily attributable to non-cash exploration expenses of $400,000.

Net loss for the six months ended May 31, 2012 was $831,000 as compared to a net loss of $505,000 for the six months ended May 31, 201.1 The loss was primarily attributable to non-cash expenses of $592,000.

Liquidity and Capital Resources

As of May 31, 2012, we had cash of $642,758 and working capital of $684,052 as compared to cash of $62,095 and a working capital deficit of $335,538 as of November 30, 2011. This increase in our working capital is primarily due to the conversion of convertible debentures to equity for exploration expenses related to Los Amoles and Corazon properties and common stock issued for private placement for cash. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.

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

Operating Activities

Net cash used in operating activities for the six month period ended May 31, 2012 was $277,967, compared with net cash used of $226,569 for the six month period ended May 31, 2011. This amount was primarily related to a net loss of $831,086, offset by non-cash expenses of $592,046.

Investing Activities

Net cash used in investing activities for the six month period ended May 31, 2012 was $95,760. This related to an option payment for the Ayones properties.

Financing Activities

Net cash provided by financing activities for the six month period ended May 31, 2012 was $945,000. This is primarily due to the issuance of a convertible demand promissory note for $205,000 and the issuance of common stock for $740,000.

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

The Company’s unaudited contractual cash obligations as of May 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	8,803,300	1,433,300	4,835,000	2,535,000	0
Acquisitions	0	0	0	0	0
	$8,803,300	$1,433,300	$4,835,000	$2,535,000	$0

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

Foreign Currency Translation

The Company maintains its accounting records in U.S. Dollars. Our Finder Plata records are maintained in Mexican Pesos. At the transaction date, each asset, liability, revenue and expense involving foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of May 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to foreign currency risks. We do not trade in hedging instruments or "other than trading" instruments.

Interest Rate Risk

We are not exposed to interest rate risks. We do not trade in hedging instruments or "other than trading" instruments and is not exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act" )) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as May 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of May 31, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2012 as follows:

We have a board which consists of the Chief Executive Officer and we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the board and establish an audit committee during 2012.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of May 31, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended May 31, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At May 31, 2012, we had a working capital of $684,052. We incurred a net loss of $1,153,748 for the fiscal year ended November 30, 2011 and a net loss of $2,093,312 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated January 27, 2012 relative to our audited financial statements for the year ended November 30, 2011, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

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

The Company carries on its primary business activity outside of the United States. Accordingly, it is subject to the risks associated with fluctuation of the rate of exchange of other foreign currencies, in particular the Mexican peso, the currency in which much of the Company's costs are paid, and the United States dollar, the currency for calculating the Company's sales of gold and silver based on the world's commodity markets. Such currency fluctuations may materially affect the Company's financial position and results of operations.

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

As disclosed in our Quarterly Report on Form 10-Q for the period ended May 31, 2012, our management concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

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

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases, and other public statements that may be made from time to time are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property's return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered at production scale. The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades, and operating costs that may prove inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

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

The Company's mining, exploration and development projects could be adversely affected by amendments to such laws and regulations, by future laws and regulations, by more stringent enforcement of current laws and regulations, by changes in policies of México and the United States affecting foreign trade, investment, mining and repatriation of financial assets, by shifts in political attitudes in México and by exchange controls and currency fluctuations. The effect, if any, of these factors cannot be accurately predicted. Further, there can be no assurance that the Company will be able to obtain or maintain all necessary licenses and permits that may be required to carry out exploration, development and mining operations at its projects.

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

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. Because we do not intend to declare cash dividends, any gain on an investment in our Company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our Company.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a shareholder's ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On April 19, 2012, Coventry converted $605,000 of Convertible Demand Promissory Notes and accrued interest of $32,440 into 2,549,760 shares of restricted common stock at $.25 per share. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to these stock issuances.

On April 30, 2012, we issued 2,000,000 shares of restricted common stock to First Majestic which were valued at $0.20 per share or $400,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On April 30, 2012, we issued 3,700,000 shares of restricted common stock valued at $0.20 per share for $740,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On April 30, 2012, we cancelled 13,500,000 shares of common stock returned by Robbie Manis, an existing shareholder.

On April 30, 2012, we issued 37,285 shares of restricted common stock at $0.282 per share for a total value of $10,500 related to Mr. Scott’s June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Letter of Intent dated March 1, 2012 by and between Finder Plata SA de CV and Ramiro Romero Aguirre. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

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
Date: June 22, 2012
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and
Secretary
(Principal Executive Officer)

Date: June 22, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)