Form 10-Q
period 2012-08-31
Sonora Resources Corp.
filed 2012-10-05
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

FREE 1-877-513-7873

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 5, 2012
Common Stock, $.001 par value	91,484,882

SONORA RESOURCES CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosure	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signature Page		38
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY (Formerly NATURE’S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012
(Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	August 31, 2012	November 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$455,084	$62,095
Consumption and deferred tax receivable	69,526	30,276
Prepaid expense	2,212	17,247
Total current assets	526,822	109,618

EQUIPMENT, NET	491	-

OTHER ASSETS
Mining interest- Los Amoles	282,000	282,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	380,690	174,131

TOTAL ASSETS	$4,590,003	$3,965,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$31,702	$45,156
Convertible demand promissory note	-	400,000
Total current liabilities	31,702	445,156

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 91,484,882
and 96,664,600 shares issued and outstanding at 5/31/12 and 11/30/11, respectively	45,935	51,115
Additional paid in capital	6,707,547	4,765,321
(Deficit) accumulated during the development stage	(2,196,686)	(1,262,226)
Unrealized gain (loss)	1,505	(33,617)
Total stockholders' equity	4,558,301	3,520,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,590,003	$3,965,749

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

	Three Months Ended,		Nine Months Ended,		December 3, 2007 (Inception)
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	to August 31, 2012

REVENUE	$-	$-	$-	$-	$11,254
COST OF SALES	-	-	-	-	8,186
GROSS PROFIT	-	-	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	82,535	161,880	292,691	430,854	960,806
EXPLORATION EXPENSE	19,999	42,177	504,329	78,634	688,956
(LOSS) BEFORE OTHER EXPENSE	(102,534)	(204,057)	(797,020)	(509,488)	(1,646,694)

OTHER INCOME (EXPENSE):
Interest expense	(840)	(4,359)	(137,440)	(205,017)	(551,261)
Foreign exchange gain	-	-	-	1,269	1,269
Total other expense	(840)	(4,359)	(137,440)	(203,748)	(549,992)

NET LOSS BEFORE INCOME TAX	(103,374)	(208,416)	(934,460)	(713,236)	(2,196,686)

INCOME TAX	-	-	-	-	-

NET LOSS	$(103,374)	$(208,416)	$(934,460)	$(713,236)	$(2,196,686)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	91,484,882	96,364,348	94,449,259	90,664,307

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Nine Months Ended,		(Inception) to
	August 31, 2012	August 31, 2011	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(934,460)	$(713,236)	$(2,196,686)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	17,173	147,107	184,619
Accrued interest on convertible note	152,340	205,753	566,586
Issuance of common stock for services and exploration expenses	422,533	-	422,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(39,250)	(16,357)	(72,828)
Prepaid expenses	15,035	(47,334)	612
Accounts payable - trade and accrued expenses	(13,454)	33,987	(4,767)
CASH (USED IN) OPERATING ACTIVITIES	(380,083)	(390,080)	(1,093,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(206,559)	(103,958)	(422,517)
Purchases of equipment	(491)	-	(491)
NET CASH (USED IN) INVESTING ACTIVITIES:	(207,050)	(103,958)	(422,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	740,000	250,000	1,026,500
Convertible demand promissory notes	205,000	200,000	605,000
Loan payable	-	-	300,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	945,000	450,000	1,941,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	35,122	(4,409)	30,222

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	392,989	(48,447)	455,084

CASH AND CASH EQUIVALENTS, beginning of period	62,095	202,069	-

CASH AND CASH EQUIVALENTS, end of period	$455,084	$153,622	$455,084
	-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	$-	$-	$232,000
Common stock issued for the conversion of demand promissory notes	$605,000	$-	$905,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY (Formerly NATURE'S CALL BRANDS INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

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

The Company has incurred a cumulative net loss since inception on December 3, 2007 to August 31, 2012 of $2,196,686 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of August 31, 2012, the Company had working capital of $495,120 (November 30, 2011 – working capital deficit of $335,538). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended August 31, 2012 and August 31, 2011 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2011 as filed with the Securities and Exchange Commission (the "SEC") on January 27, 2012.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of August 31, 2012, the Company had deposits in excess of $250,000.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at August 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of August 31, 2012, the Company does not have any asset retirement obligations.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2012, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. As of August 31, 2011, there were options outstanding for the purchase of 1,400,000 common shares, 800,000 shares of common stock related to a convertible demand promissory note and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share.

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

Reclassifications

Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

3. Agreements

Mining Option Agreement – Los Amoles, Mexico Property

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale Resources to acquire a 70% interest in its wholly owned Los Amoles property located in the municipality of Villa Hidalgo, Sonora State, Mexico. The Chief Executive Officer of Yale Resources, Ian Foreman, is a member of the Company’s Advisory Board. Pursuant to the Option Agreement, the Company can earn up to 70% of interest before December 31, 2013 by performing, paying or issuing the following:

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

Mining Option Agreement- Jalisco, Mexico Property

On April 15, 2011, the Company entered into a mining option agreement with First Majestic Silver Corp. (NYSE:AG and TSX:FR, “First Majestic”) and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby the Company has been granted an option (the “Option”) to acquire up to a 90% interest in certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Property”).

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

Under the terms of the Grupo Agreement, Finder Plata is required to pay the following cash payments totaling $1 million to exercise the option:

(a)	A payment of US $100,000 with the execution of the Grupo Agreement (paid);
(b)	A payment of US $100,000 within six months of execution of the Grupo Agreement (paid);
(c)	A payment of US $100,000 within twelve months of execution of the Grupo Agreement (paid);
(d)	A payment of US $175,000 within eighteen months of execution of the Grupo Agreement;
(e)	A payment of US $175,000 within twenty-four months of execution of the Grupo Agreement;
(f)	A payment of US $175,000 within thirty months of execution of the Grupo Agreement; and,
(g)	A payment of US $175,000 within thirty-six months of execution of the Grupo Agreement.

In addition, Finder Plata is required to spend a total of $1 million in exploration expenditures on the Ayones property as follows:

$200,000 within twelve months of execution of the Grupo Agreement ($12,818 was spent); An additional $300,000 on or before the second anniversary of execution of the Grupo Agreement; and An additional $500,000 on or before the third anniversary of execution of the Grupo Agreement.

On August 2, 2012, the parties signed an Additional Agreement extending the remaining $187,182 of the $200,000 of exploration expenditures due within twelve months of execution of the Grupo Agreement to the second anniversary of the execution of the Grupo Agreement.

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

Under the terms of the option agreement, to exercise the option, the Company is required to pay several cash installments totaling $800,000 as detailed below:

(a)	A payment of $96,700 with the execution of the Corazon Agreements (paid) and an additional $ 3,300 within six months of execution of the Corazon Agreements for the remaining 3.3% (paid);
(b)	A payment of an additional $55,000 within twelve months of execution of the Corazon Agreements (paid);
(c)	A payment of an additional $55,000 within twenty four months of execution of the Corazon Agreements;
(d)	A payment of an additional $55,000 within thirty six months of execution of the Corazon Agreements; and,
(e)	A payment of an additional $535,000 within forty two months of execution of the Corazon Agreements.

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

Joint Venture and Benefits Agreement- Liz, Mexico Property

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

4. Convertible Demand Promissory Notes

On May 19, 2011 and September 27, 2011, the Company executed and delivered to Coventry Capital LLC (“Coventry”) Convertible Demand Promissory Notes in the principal amount of $200,000 or $400,000 in total in favor of Holder with simple interest of 10% per annum payable in arrears.

In January and February 2012, the Company executed and delivered to Coventry Capital LLC (“Coventry”) Convertible Demand Promissory Notes totaling $205,000.

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

A summary of the warrants issued as of August 31, 2012 was as follows:

	August 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2011	1,000,000	$0.350
Issued	-	-
Outstanding at August 31, 2012	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of August 31, 2012 was as follows:

August 31, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price

1,000,000	1.83	$0.350	1,000,000	$0.350

At August 31, 2012, vested warrants of 1,000,000 had an aggregate intrinsic value of $160,000.

6. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the nine months ended August 31, 2012, the Company recorded stock based compensation of $17,173 in connection with the stock options granted during the period.

A summary of the changes in stock options for the period ended August 31, 2012 is presented below:

	Options Outstanding
		Weighted
	Number of	Average
	Shares	Exercise
		Price
Balance, November 30, 2011	1,400,000	$0.20
Granted	0	$0
Balance, August 31, 2012	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

August 31, 2012

Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended August 31, 2012 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
August 31, 2012	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and exercisable:

August 31, 2012	Options outstanding
Weighted
		Average	Weighted
		Remaining	average
Range of	Number	contractual	exercise
exercise prices	of shares	life	price
$0.20	1,400,000	2.53 years	0.20

As at August 31, 2012, 500,000 stock options are exercisable.

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

As of August 31, 2012, the Company accrued compensation of $12,000 related to the Restricted Stock Award Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may" , "should" , "expect" , "plan" , "anticipate" , "believe" , "estimate" , "predict" , "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this report include statements about:

●	our plan of operations;
●	our future exploration programs and results;
●	our expectations regarding the impact of various accounting policies;
●	our future capital expenditures; and
●	our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
●	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration activities; risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our limited history;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;
●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and
●	the risks in the section entitled "Risk Factors" .

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

The Company has incurred a cumulative net loss since inception on December 3, 2007 to August 31, 2012 of $2,196,686 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of August 31, 2012, the Company had working capital of $495,120 (November 30, 2011 – working capital deficit of $335,538). These and other factors raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

(dollars in thousands)

For the Three Months ended August 31, 2012 compared to the Three Months ended August 31, 2011

	Three Months Ended August 31,
	2012	2011	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	82	162	(80)	49.4%
Exploration expenses	20	42	(22)	52.4%
Operating loss	(102)	(204)	102	50.0%
Other income (expense):

Interest expense	(1)	(4)	3	75.0%
Total other expense	(1)	(4)	3	75.0%
Net loss	(103)	(208)	105	50.5%

We have not generated any revenues during the three month periods ended August 31, 2012 and August 31, 2011.

We acquired the Los Amoles, Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three month period ended August 31, 2012 decreased $80,000 to $82,000 as compared to $162,000 for the three month period ended August 31, 2011.

Exploration expenses for the three month period ended August 31, 2012 decreased $22,000 to $20,000 as compared to $42,000 for the three month period ended August 31, 2011.

Net loss for the three months ended August 31, 2012 was $103,000 as compared to a net loss of $208,000 for the three months ended August 31, 2011.

For the Nine Months ended August 31, 2012 compared to the Nine Months ended August 31, 2011

	Nine Months Ended August 31,
	2012	2011	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	293	431	(138)	32.0%
Exploration expenses	504	78	426	-546.2%
Operating loss	(797)	(509)	(288)	-56.6%
Other income (expense):

Interest expense	(137)	(205)	68	33.2%
Foreign exchange gain	-	1	(1)	-100.0%
Total other expense	(137)	(204)	67	32.8%
Net loss	(934)	(713)	(221)	-31.0%

We have not generated any revenues during the nine month periods ended August 31, 2012 and August 31, 2011.

We acquired the Los Amoles, Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the nine month period ended August 31, 2012 decreased $138,000 to $293,000 as compared to $431,000 for the nine month period ended August 31, 2011.

Exploration expenses for the nine month period ended August 31, 2012 increased $426,000 to $504,000 as compared to $78,000 for the nine month period ended August 31, 2011. The increase in exploration expenses was primarily attributable to non-cash exploration expenses of $400,000.

Net loss for the nine months ended August 31, 2012 was $934,000 as compared to a net loss of $713,000 for the nine months ended August 31, 2011. The loss was primarily attributable to non-cash expenses of $592,000.

Liquidity and Capital Resources

As of August 31, 2012, we had cash of $455,084 and working capital of $495,120 as compared to cash of $62,095 and a working capital deficit of $335,538 as of November 30, 2011. This increase in our working capital is primarily due to the conversion of convertible debentures to equity for exploration expenses related to Los Amoles and Corazon properties and common stock issued for private placement for cash. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $4,020,000 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$3,684,000
General and administration expenses	336,000
Total	$4,020,000

Operating Activities

Net cash used in operating activities for the nine month period ended August 31, 2012 was $380,000, compared with net cash used of $390,000 for the nine month period ended August 31, 2011. This amount was primarily related to a net loss of $934.000, offset by non-cash expenses of $592,000.

Investing Activities

Net cash used in investing activities for the nine month period ended August 31, 2012 was $207,000. This related to an option payment for the Ayones property.

Financing Activities

Net cash provided by financing activities for the nine month period ended August 31, 2012 was $945,000. This is primarily due to the issuance of a convertible demand promissory note for $205,000 and the issuance of common stock for $740,000.

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

The Company’s unaudited contractual cash obligations as of August 31, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	7,281,250	3,684,000	1,597,250	2,000,000	0
Acquisitions	0	0	0	0	0
	$7,281,250	$3,684,000	$1,597,250	$2,000,000	$0

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of August 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as August 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of August 31, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2012 as follows:

We have a board which consists of the Chief Executive Officer and we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the board and establish an audit committee during 2013.

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

The effectiveness of our internal control over financial reporting as of August 31, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended August 31, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At August 31, 2012, we had working capital of $495,120. We incurred a net loss of $1,153,748 for the fiscal year ended November 30, 2011 and a net loss of $2,196,686 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated January 27, 2012 relative to our audited financial statements for the year ended November 30, 2011, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

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

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face  corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

Our management has concluded that our disclosure controls and procedures were not effective due to the presence of the following material weaknesses in internal control over financial reporting:

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may make mining uneconomical;
●	labor disputes;
●	unanticipated variations in grade and other geologic problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	industrial accidents;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems;
●	failure of pit walls or dams;
●	unusual or unexpected rock formations;
●	personal injury, fire, flooding, cave-ins, and landslides; and
●	decrease in revenues due to lower mineral prices.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Additional Agreement dated August 2, 2012 by and between Finder Plata SA de CV and Industrial Minera Mexico, S.A. DE C.V. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
_______
(1) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sonora Resources Corp. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)
Date: October 5, 2012
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and
Secretary
(Principal Executive Officer)

Date: October 5, 2012	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)