Form 10-K
period 2012-11-30
Sonora Resources Corp.
filed 2013-02-07
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended November 30, 2012

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________to ________

Commission File No. 000-54268

SONORA RESOURCES CORP.
(Exact Name of Issuer as specified in its charter)

Nevada	27-1269503
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

Cerro del Padre #11, Rinconada de
los Pirules, Guadalupe, Zacatecas
Mexico 98619	98619
(Address of principal executive offices)	(zip code)

1-877-513-7873
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCBB
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 31, 2012 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $16,202,947.

As of February 7, 2013, the Company had 91,855,861 shares of common stock issued and outstanding.

SONORA RESOURCES CORP.

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

We are a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. We have mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iv) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

We have commenced an underground work program at the Los Amoles property and completed a NI 43-101 compliant technical report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2013.

We have concluded phase one field work at the Corazon property and established an estimated reserve of approximately 199,000 troy ounces of silver and 1,000 troy ounces of gold. With the commitment to purchase $600,000 in fixed assets, the Company expects to realize revenues of $7.6 million at a silver price of $29.30 and a gold price of $1,606 per troy ounce if the Company is able to mine the Corazon property and the reserve estimate proves to be accurate.

We are currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2012 of $2,197,000 and have no source of operating revenue. While our management believes that we will be successful in our planned operating activities under our business plan and capital raising activities, there can be no assurance that we will be successful in the mining development and exploration business or the raising of sufficient capital such that we will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2012, we have working capital of $347,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the conduct of the Company's business in Mexico.

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

Employees

As of November 30, 2012, we had two part-time employees. The Chief Executive Officer is based out of Guadalupe, Zacatecas Mexico. The Chief Financial Officer is based out of Seattle, WA and Atlanta, GA.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At November 30, 2012, we had working capital of $347,000. We incurred a net loss of $935,000 for the fiscal year ended November 30, 2012 and a net loss of $2,197,000 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated February 7, 2013 relative to our audited financial statements for the year ended November 30, 2012, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

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

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

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

Risks Associated with Mining

Our Mining Operation Agreements are critical to our operations and are subject to cancellation.

We are a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. We have mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iv) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

The failure to operate in accordance with the mining option agreements could result in the agreements being terminated. See Note 3 to the Consolidated Financial Statements for a discussion of these critical agreements.

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

Juan Miguel Ríos Gutiérrez, our Chief Executive Officer and sole director of our Company, and Mark Scott, our Chief Financial Officer, each devote approximately 40% of their working time on providing management services to us. If the demands on our executive officers and sole director from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “SURE.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low

February 28, 2012	$0.48	$0.24
May 31, 2012	$0.30	$0.16
August 31, 2012	$0.22	$0.13
November 30, 2012	$0.16	$0.05

February 28, 2011	$0.29	$0.10
May 31, 2011	$0.67	$0.18
August 31, 2011	$0.76	$0.38
November 30, 2011	$0.61	$0.22

February 28, 2010	$-	$-
May 31, 2010	$-	$-
August 31, 2010	$-	$-
November 30, 2010	$0.32	$0.16

As of February 6, 2013, the closing price of the Company's common stock was $0.19 per share. As of February 7, 2013, there were 91,855,861 shares of common stock outstanding held by approximately 17 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names, is approximately 400.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended November 30, 2012, there were the following sales of unregistered equity securities.

On November 16, 2012, we issued 200,000 shares to Yale Resources pursuant to an Option Agreement at the market value of $0.08 per share for a total value of $16,000. The shares do not have registration rights.

Unless otherwise indicated, all of the above private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933. All of the shares issued were issued in private placements not involving a public offering, are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

Performance Graph
Comparison of Cumulative Total Return

Among Sonora Resources Corp, Global X Silver Miners ETF and iShares Silver Trust ETF

	11/30/2009	11/30/2010	11/30/2011	11/30/2012

Sonora Resources Corp	$100.00	$2,300.00	$2,900.00	$900.00

Global X Silver Miners ETF	$100.00	$163.38	$158.86	$255.98

iShares Silver Trust ETF	$100.00	$151.18	$176.31	$178.29

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of November 30, 2012 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plan approved by shareholders
Equity compensation plans not approved by shareholders	1,400,000	0.200	7,100,000
Total	1,400,000	0.200	7,100,000

ITEM 6.  SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended November 30, 2012 and 2011. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended,
	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009
STATEMENT OF OPERATIONS DATA:
Revenue	$-	$-	$-	$11,254
Net loss	(934,943)	(1,153,748)	(80,849)	(17,866)
Net loss applicable to Sonora Resources Corp. common shareholders	(934,943)	(1,153,748)	(80,849)	(17,866)
Net loss per share	(0.01)	(0.01)	-	-

BALANCE SHEET DATA:
Total assets	4,536,250	3,965,749	300,750	2,130
Stockholders' equity (deficit)	4,490,075	3,520,593	297,011	(21,629)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this report include statements about:

●	our plan of operations;
●	our future exploration programs and results;
●	our expectations regarding the impact of various accounting policies;
●	our future capital expenditures; and
●	our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
●	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration activities; risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our limited history;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;
●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and
●	the risks in the section entitled “Risk Factors”.

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

Plan of Operation

We are a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. We have mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iv) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

We have commenced an underground work program at the Los Amoles property and completed a NI 43-101 compliant technical report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2013.

We have concluded phase one field work at the Corazon property and established an estimated reserve of approximately 199,000 troy ounces of silver and 1,000 troy ounces of gold. With the commitment to purchase $600,000 in fixed assets, the Company expects to realize revenues of $7.6 million at a silver price of $29.30 and a gold price of $1,606 per troy ounce if the Company is able to mine the Corazon property and the reserve estimate proves to be accurate.

We are currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2012 of $2,197,169 and have no source of operating revenue. While our management believes that we will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2012, we have working capital of $347,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the conduct of the Company's business in Mexico.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

For the year ended November 30, 2012 compared to the year ended November 30, 2011

	Year Ended November 30,
	2012	2011	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	277	558	(281)	50.4%
Exploration expenses	520	185	335	-100.0%
Operating loss	(797)	(743)	(54)	-7.3%
Other income (expense):

Interest expense	(138)	(412)	274	66.5%
Foreign exchange gain	-	1	(1)	-100.0%
Total other expense	(138)	(411)	273	66.4%
Net loss	(935)	(1,154)	219	19.0%

We have not generated any revenues during the year ended November 30, 2012 and 2011.

We acquired mining option agreements with the Los Amoles, Jalisco, Ayones, and Corazon Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the year ended November 30, 2012 decreased $281,000 to $277,000 as compared to $558,000 for the year ended November 30, 2011.

Exploration expenses for the year ended November 30, 2012 increased $335,000 to $520,000 as compared to $185,000 for the year ended November 30, 2011.

Net loss for the year ended November 30, 2012 was $935,000 as compared to a net loss of $1,154,000 for the year ended November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2012, we had cash of $293,000 and working capital of $347,000. This increase in our working capital is primarily due to the issuance of common stock and convertible debentures for exploration expenses related to Los Amoles and Corazon properties and common stock issued for private placement for cash. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional $4,584,250 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties. Details are as follows:

Expenditures	Amount

Mining exploration expenses	$4,296,250
General and administration expenses	288,000
Total	$4,584,250

Operating Activities

Net cash used in operating activities for the year ended November 30, 2012 was $476,000, compared with net cash used of $620,000 for the year ended November 30, 2011. This amount was primarily related to a net loss of $935,000, offset by non-cash expenses of $510,000.

Investing Activities

Net cash used in investing activities for the year ended November 30, 2012 was $271,000. This related to option payments for our Mexican properties.

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2012 was $945,000. This is primarily due to the issuance of convertible demand promissory notes for $205,000 and the issuance of common stock for $740,000.

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

The Company’s unaudited contractual cash obligations as of November 30, 2012 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	0	0	0	0	0
Mining expenditures	8,545,250	4,296,250	2,249,000	2,000,000	0
Acquisitions	0	0	0	0	0
	$8,545,250	$4,296,250	$2,249,000	$2,000,000	$0

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

Foreign Currency Translation

We maintain our accounting records in U.S. Dollars. Our Finder Plata records are maintained in Mexican Pesos. At the transaction date, each asset, liability, revenue and expense involving foreign currencies is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities involving foreign currencies are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Our currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce our potential exposure to foreign currency risk.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of November 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended November 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Not applicable.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our management concluded that they believe that our disclosure controls and procedures were not effective, as of November 30, 2012, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management identified the weaknesses discussed below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2012 as follows:

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

The effectiveness of our internal control over financial reporting as of November 30, 2012 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended November 30, 2012 that has materially affected or is likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended November 30, 2012 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of November 30, 2012, the name, age, and position of each executive officer and director and the term of office of each director of the Company, as well as certain biographical information, is set forth below.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Name	Age	Positions and Offices Held	Since

Juan Miguel Ríos Gutiérrez	53	Director, Chief Executive Officer and Secretary	January 21, 2011

Mark Scott	59	Chief Financial Officer	June 15, 2011

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

Mr. Gutiérrez was appointed to the Board on January 21, 2011 when he was appointed Chief Executive Officer.

Other Executive Officers

Mark Scott

Mr. Scott has significant financial, capital market and experience in public microcap companies. Mr. Scott serves as (i) Chief Financial Officer of Sonora Resources Corporation, a position he has held since June 2011; (ii) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010;  and (iii) Chief Financial Officer, Secretary and Treasurer of WestMountain Gold, Inc. since December 8, 2010. Mr. Scott also provides consulting financial services to other public companies.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

●
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	●	Engaging in any type of business practice; or

	●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Committees of the Board of Directors

There were no Compensation, Audit or Nominating Committees in 2012. The Board plans to form committees during 2013. However, that is subject to the Company being able to recruit qualified individuals to serve as Directors of the Company. We will be seeking independent directors in 2013, but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the Code of Conduct and Ethics (the “Code of Conduct”), which are available at www.sonoraresource.com. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

Our Code of Conduct includes the following:

-
promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;- promotes the full, fair, accurate, timely and understandable disclosure of the our financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

-	promotes compliance with applicable SEC and governmental laws, rules and regulations;

-	deters wrongdoing; and

-	requires prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Conduct, the Board is charged with resolving any conflict of interest involving management, the Board and employees on an ongoing basis.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year that ended on November 30, 2012. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

The Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs.

Compensation Philosophy and Objectives

The major compensation objectives for named executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of the Company;

●	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to the Company’s success;

●	to closely align the interests of the Company’s named executive officers and other key employees with those of its shareholders; and

●	to utilize incentive based compensation to reinforce performance objectives and reward superior performance.

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. Currently, the Board consists of the Juan Miguel Ríos Gutiérrez, the Chief Executive Officer. We will be seeking independent directors in 2013, but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

The Board makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for the named executive officers of the Company. Our chief executive officer makes recommendations regarding the base salary and non-equity compensation of other named executive officers that are approved by the Board in its discretion.

Setting Executive Compensation

The Board believes that compensation for named executive officers must be managed to what we can afford and in a way that allows us to meet our goals for overall performance. During 2012, the Board compensated our Chief Executive Officer with a monthly consulting fee of $5,000, and  our Chief Financial Officer with a $4,000 monthly consulting fee and $3,000 of our restricted common stock. This compensation reflected our financial condition. The Board does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended November 30, 2012

The Board did not use a formula for allocating compensation among the elements of total compensation during the fiscal year that ended on November 30, 2012. The Board believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2012, the principal components of compensation for named executive officers were consulting fees.

Consulting Fees

Consulting fees are intended to ensure that our management is fairly and equitably compensated. Generally, base salary is used to appropriately recognize and reward the experience and skills that the consultants bring to the Company and provides motivation for career development and enhancement. Base salary ensures that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Consulting fees for our named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2012, the Board compensated our Chief Executive Officer with a monthly consulting fee of $5,000 and our Chief Financial Officer with a $4,000 monthly consulting fee and $3,000 of our restricted common stock. This compensation reflected our financial condition. The Board does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Performance-Based Incentive Compensation

The Board believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of our named executive officers are eligible to receive performance-based incentive compensation. The Board did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2012 based on our financial condition.

Ownership Guidelines

The Board does not require our named executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, the Board encourages each named executive officer to maintain an ownership interest in the Company.

Stock Option Program

Stock options are an integral part of our executive compensation program. They are intended to encourage ownership and retention of the Company’s common stock by named executive officers and employees, as well as non-employee members of the Board. Through stock options, the objective of aligning employees’ long-term interest with those of stockholders may be met by providing employees with the opportunity to build a meaningful stake in the Company.

The Stock Option Program assists us by:

-	enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

-	providing an opportunity for increased equity ownership by executive officers; and

-	maintaining competitive levels of total compensation.

Stock option award levels are determined by the Board and vary among participants’ positions within the Company. Newly hired executive officers or promoted executive officers are generally awarded stock options, at the discretion of the Board, at the next regularly scheduled Board Committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock option on a discretionary basis after performance criteria are achieved.

Options are awarded at our closing price of the common stock on the date of the grant or last trading day prior to the date of the grant. The Board policy is not to grant options with an exercise price that is less than the closing price of the Company's common stock on the grant date.

Generally, the majority of the options granted by the Board vest quarterly over two to three years or annually over five years of the 5-10-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Mr. Gutiérrez, the Company’s Chief Executive Officer and Mr. Scott, the Company’s Chief Financial Officer and. did not receive a stock option grant during the year then ended November 30, 2012.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

We have no perquisites or other personal benefits for the named executive officers. The Board expects to review the levels of perquisites and other personal benefits to be provided to named executive officers.

Currently, we have Consulting Agreements with Juan Miguel Ríos Gutiérrez and Mark Scott which are discussed at page 35. The Consulting Agreements do not contain potential payments upon termination.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

Section 409A is a relatively recent provision of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with Section 409A of the Code, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the fiscal years then ended November 30, 2012 and 2011.

			Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Option Awards	Other Compensation	Total
Name	Principal Position		($)	($)	($) (1)	($)	($) (2)	($) (3)	($)

Juan Miguel Ríos Gutiérrez	Director, Chief Executive	11/30/2012	$-	$-	$-	$-	$-	$60,000	$60,000
	Officer and Secretary	11/30/2011	$-	$-	$-	$-	$140,000	$49,167	$189,167

Mark Scott	Chief Financial Officer	11/30/2012	$-	$-	$22,513	$-	$-	$48,000	$70,513
		11/30/2011	$-	$-	$9,000	$-	$-	$20,667	$29,667

(1)   The 2011 amount for Mr. Scott reflects 14,600 shares of restricted common stock issued by the Company on September 15, 2011 at the average close price of $0.616 per share. The 2012 amount for Mr. Scott reflects (i) 33,237 shares of restricted common stock issued by the Company on January 16, 2012 at the average close price of $0.361 per share; and (ii) 37,285 shares of restricted common stock issued by the Company on April 30, 2012 at the average close price of $0.282 per share.

(2)   These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years then ended September 30, 2010, in accordance with FASB ASC Topic 718 of awards pursuant to the 2010 Stock Option Plan. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal years then ended November 30, 2012 and 2011. There were no grants issued in 2012.

(3)   The 2012 and 2011 amounts for Mr. Gutiérrez include consulting fees paid from January 21, 2011 to November 30, 2012. The Board compensated Mr. Gutiérrez with a monthly consulting fee of $5,000. The 2012 and 2011 amounts for Mr. Scott include consulting fees paid from June 15, 2011 to November 30, 2012.

Grants of Stock Based Awards in Fiscal Year Then Ended November 30, 2012

The Board did not provide performance-based incentive compensation paid to the named executive officers during 2012 based on our financial condition.

Outstanding Equity Awards as of Fiscal Year Then Ended November 30, 2012

There were the following outstanding equity awards as of November 30. 2012:

	Option Awards (1)					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciseable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Juan Miguel Ríos Gutiérrez	375,000	625,000	-	$0.20	1/21/2016	-	$-	-	$-

Mark Scott	-	-	-	$-		-	$-	-	$-

(1)	Mr. Gutiérrez’s stock option grant vests at 125,000 shares every six months.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock options during the year ended November 30, 2012 and 2011.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

CONSULTING AGREEMENTS

On January 21, 2011, we entered into a consulting agreement with Juan Miguel Ríos Gutiérrez whereby Mr. Gutiérrez was appointed Chief Executive Officer at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party.

On June 15, 2011, we entered into a Consulting Agreement (the “Agreement”) with Mark E. Scott, whereby Mr. Scott will serve as Chief Financial Officer of the Company. Concurrently with the Company’s entrance into the Agreement, the Company entered into a Restricted Stock Award Agreement with Mr. Scott (the “RSA”). Pursuant to the Agreement and in connection with his service as Chief Financial Officer of the Company, Mr. Scott will receive: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month calculated on a monthly basis, such shares to be vested and issued quarterly (the “Shares”). In accordance with the RSA, the determination of the number of Shares issuable to Mr. Scott is determined by dividing US $3,000 by the average bid and ask price of the Company's common stock as reported by Bloomberg beginning June 15, 2011 and on the last day of each following month thereafter (each a "Determination Date" ). If a Determination Date falls on a date on which the Company's common stock is not reported by Bloomberg, the Determination Date shall be the next reportable trading day.

On September 15, 2011, we issued 14,600 shares of restricted common stock at $0.616 per share for a total value of $9,000 related to Mr. Scott's June 15, 2011 Consulting Agreement. On January 16, 2012, we issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $11,999. On April 30, 2012, we issued 37,285 shares of restricted common stock at $0.282 per share for a total value of $10,514.

Potential Payments Upon Termination or Change in Control

The Consulting Agreements with the named executive officers have no provisions providing for severance payments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of November 30, 2012 by:

●	each director and nominee for director;

●	each person known by us to own beneficially 5% or more of our common stock;

●	each officer named in the summary compensation table elsewhere in this report; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner of more than 5% of common stock is Sonora Resources Corp at Cerro del Padre #11, Rinconada de los Pirules, Guadalupe, Zacatecas, Mexico 98619.

	November 30, 2012		November 30, 2012
	Shares Beneficially Owned		Fully Diluted Ownership
	Amount	%	Amount	%
Directors and Officers-
Juan Miguel Ríos Gutiérrez	4,000,000	4.4%	4,375,000	4.7%
Mark Scott	85,122	*	85,122	*
Total Directors and Officers (2 in total)	4,085,122	4.5%	4,460,122	4.7%

	November 30, 2012		November 30, 2012
	Shares Beneficially Owned		Fully Diluted Ownership
	Amount %		Amount %
Greater Than 5% Ownership
First Majestic Silver Corp (1)	13,750,000	15.0%	13,750,000	14.6%
1805-925 West Georgia Street
Vancouver, BC Canada V6C 3L2.

(1)	Reflects the shares beneficially owned by First Majestic Silver Corp as stated in a Schedule 13D/A filed with the SEC on May 15, 2012, and which has subsequently confirmed the ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended November 30, 2012 are detailed in Note 3 to the Company’s Financial Statements filed with this Form 10-K.

Review and Approval of Related Person Transactions

We have operated under a Code of Conduct since 2011. Our Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with our interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to us than could be obtained from an unrelated person.

The Board is responsible for reviewing and approving all transactions with related persons. We have not adopted a written policy for reviewing related person transactions. The Board reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Director Independence

The Board does not have an independent director. We will be seeking independent directors in 2013 but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Resignation of Change Lee LLP

On June 21, 2011, Chang Lee LLP (“Chang Lee”) resigned as our independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP, either as employees or partners of MNP, and will continue their practice with MNP. On June 21, 2011, we, through and with the approval of its Board of Directors acting as its Audit Committee, accepted the resignation of Chang Lee and engaged MNP as its independent registered public accounting firm.

The reports of Chang Lee regarding our financial statements for the fiscal years ended November 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Chang Lee on our financial statements for fiscal years ended November 30, 2010 and 2009 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

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

Audit Committee Pre-Approval Policy

The Board has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Board subject to certain restrictions. The policy sets out the specific services pre-approved by the Board and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Board’s responsibilities under the Exchange Act. During fiscal year ended November 30, 2012, the Board pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

We engaged PMB to perform an annual audit of our financial statements for the fiscal years ended November 30, 2012 and 2011. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

	Year Ended ,
	November 30, 2012	November 30, 2011	November 30, 2010

Audit fees	$10,300	$-	$3,700
Audit related fees	13,000	9,522	2,000
Tax fees	4,000	-	-
All other fees	-	-	-
	$27,300	$9,522	$5,700

- “Audit Fees” are fees paid for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees billed by our auditors to us for services not included in the first category, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

- “There were no all other fees.

SECTION16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the fiscal year ended November 30, 2012 its executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions:

1.	A Form 4 for Mark Scott dated January 16, 2012 and required to be filed on January 18, 2012, was filed on February 6, 2012.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of November 30, 2012 and 2011	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended November 30, 2012 and 2011 and the period from inception of December 3, 2007 to November 30, 2012	F-3
Consolidated Statements of Changes in Stockholders' Equity for the years ended November 30, 2012 and 2011 and the period from inception of December 3, 2007 to November 30, 2012	F-4
Consolidated Statements of Cash Flows for the for the years ended November 30, 2012 and 2011 and the period from inception of December 3, 2007 to November 30, 2012	F-5
Notes to the Consolidated Financial Statements	F-6

(b)  EXHIBITS:

No.	Description

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on December 13, 2009).
3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on December 13, 2009).
3.3	Certificate of Amendment (incorporated by reference to an exhibit to our current report on Form 8- K filed on November 29, 2010).
4.1	Stock Option Plan (incorporated by reference to an exhibit to our current report on Form 8-K filed on December 23, 2010).
10.1	Option Agreement dated November 26, 2010 with Yale Resources Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)
10.2	Consulting Agreement dated January 18, 2011 with Juan Miguel Ríos Gutiérrez (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011). *
10.3	Mining Option Agreement dated April 15, 2011 with First Majestic Silver Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 28, 2011).
10.4	Consulting Agreement dated June 15, 2011 by and between Sonora Resources Corp. and Mark Scott (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 16, 2011). *
10.5
Mining Option Agreement dated August 10, 2011 by and between Finder Plata S.A. de C.V. and Industrial Miners Mexico, S.A. de C.V.(incorporated by reference to an exhibit to our Form 10-Q for the period ended August 31, 2011 and filed with the SEC on October 7, 2011).

10.6
Mining Option Agreement dated September 5, 2011 by and between Finder Plata S.A. de C.V. and various Mexican citizens related to the Corazon, Mexico claims (incorporated by reference to an exhibit to our Form 10-K for the year ended November 30, 2011 and filed with the SEC on January 27, 2012).

10.7
Letter of Intent dated March 1, 2012 by and between Finder Plata SA de CV and Ramiro Romero Aguirre related to the Liz property (incorporated by reference to an exhibit to our Form 10-Q dated May 31, 2012 and filed on June 22, 2012).

10.8
Additional Agreement dated August 2, 2012 by and between Finder Plata SA de CV and Industrial Minera Mexico, S.A. DE C.V.(incorporated by reference to an exhibit to our Form 10-Q dated August 31, 2012 and filed on October 5, 2012

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonora Resources Corp.:

We have audited the accompanying consolidated balance sheet of Sonora Resources Corp. (the “Company”) (a development stage company) as of November 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the period from December 3, 2007 (“Inception”) through November 30, 2012. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 include total revenues and net loss of $11,254 and $108,478, respectively. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from inception (December 3, 2007) through November 30, 2012, insofar as it relates to amounts for prior periods through November 30, 2010, is based solely on the report of the other auditors. Sonora Resources Corp. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonora Resources Corp. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the period from Inception through November 30, 2012, in conformity with generally accepted accounting principles in the United States of America.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 7, 2013
Seattle, Washington

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,395	$62,095
Consumption and deferred tax receivable	82,244	30,276
Prepaid expense	17,238	17,247
Total current assets	392,877	109,618

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	298,000	282,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	445,373	174,131

TOTAL ASSETS	$4,536,250	$3,965,749

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,175	$45,156
Convertible demand promissory note	-	400,000
Total current liabilities	46,175	445,156

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 91,684,882
and 96,664,600 shares issued and outstanding at 11/30/12 and 11/30/11, respectively	46,135	51,115
Additional paid in capital	6,641,227	4,765,321
(Deficit) accumulated during the development stage	(2,197,169)	(1,262,226)
Unrealized gain (loss)	(118)	(33,617)
Total stockholders' equity	4,490,075	3,520,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,536,250	$3,965,749

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended,		December 3, 2007 (Inception)
	November 30, 2012	November 30, 2011	to November 30, 2012

REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	277,064	558,234	945,179
EXPLORATION EXPENSE	519,760	184,627	704,387
(LOSS) BEFORE OTHER EXPENSE	(796,824)	(742,861)	(1,646,498)

OTHER INCOME (EXPENSE):
Interest expense	(138,119)	(412,156)	(551,940)
Foreign exchange gain	-	1,269	1,269
Total other expense	(138,119)	(410,887)	(550,671)

NET LOSS BEFORE INCOME TAX	(934,943)	(1,153,748)	(2,197,169)

INCOME TAX	-	-	-

NET LOSS	(934,943)	(1,153,748)	(2,197,169)

GAIN (LOSS )ON CURRENCY TRANSLATION	33,499	(33,617)	(118)

COMPREHENSIVE LOSS	$(901,444)	$(1,187,365)	$(2,197,287)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average shares of common stock outstanding- basic and diluted	93,714,946	92,116,970

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED
NOVEMBER 30, 2012 AND 2011

				(Deficit)
			Additional	Accumulated	Other Comprehensive
	Common Stock		Paid in	During the	Gain	Stockholders'
	Shares	Amount	Capital	Development Stage	or (Loss)	Equity

Balance as of November 30, 2010	85,250,000	39,700	365,789	(108,478)	-	297,011

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	10,000,000	10,000	3,390,000	-	-	3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	400,000	400	185,600	-	-	186,000
Convertible note equity conversion feature	-	-	400,000	-	-	400,000
Common stock issued for cash under private placements net of cost	1,000,000	1,000	249,000	-	-	250,000
Stock based compensation expense	-	-	167,446	-	-	167,446
Issuance of common stock for services	14,600	15	7,486	-	-	7,501
Net (loss) for the period	-	-	-	(1,153,748)	(33,617)	(1,187,365)

Balance as of November 30, 2011	96,664,600	$51,115	$4,765,321	$(1,262,226)	$(33,617)	$3,520,593

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	2,000,000	2,000	398,000	-	-	400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	200,000	200	15,800	-	-	16,000
Conversion of demand promissory notes	2,549,760	2,550	754,790	-	-	757,340
Common stock issued for cash under private placements net of cost	3,700,000	3,700	736,300	-	-	740,000
Stock based compensation expense	-	-	(64,947)	-	-	(64,947)
Issuance of common stock for services	70,522	70	22,463	-	-	22,533
Forfeiture of common stock	(13,500,000)	(13,500)	13,500	-	-	-
Net (loss) for the period	-	-	-	(934,943)	33,499	(901,444)

Balance as of November 30, 2012	91,684,882	$46,135	$6,641,227	$(2,197,169)	$(118)	$4,490,075

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Year Ended,		(Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(934,943)	$(1,153,748)	$(2,197,169)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	(64,947)	167,446	102,499
Accrued interest on convertible note	152,340	414,246	566,586
Issuance of common stock for services and exploration expenses	422,533	-	422,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(51,968)	(30,897)	(85,546)
Prepaid expenses	9	(14,423)	(14,414)
Accounts payable - trade and accrued expenses	1,019	(2,231)	9,706
CASH (USED IN) OPERATING ACTIVITIES	(475,957)	(619,607)	(1,189,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(237,743)	(165,958)	(453,701)
NET CASH (USED IN) INVESTING ACTIVITIES:	(237,743)	(165,958)	(453,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	740,000	250,000	1,026,500
Convertible demand promissory notes	205,000	400,000	605,000
Loan payable	-	-	300,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	945,000	650,000	1,941,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	-	(4,409)	(4,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231,300	(139,974)	293,395

CASH AND CASH EQUIVALENTS, beginning of period	62,095	202,069	-

CASH AND CASH EQUIVALENTS, end of period	$293,395	$62,095	$293,395
	-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to mining option agreement	$-	$3,400,000	$3,400,000
Common stock issued to Yale Resources Ltd related to mining option agreement	$16,000	$186,000	$232,000
Common stock issued for the conversion of demand promissory notes	$605,000	$-	$905,000

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

The Company is a mining exploration company focused on the acquisition and development of prospective silver opportunities in Mexico. The Company mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iv) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico.

The Company is currently in the development stage as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises” and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2012 of $2,197,169 and has no source of operating revenue. While management of the Company believes that the Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be successful in the mining development and exploration business or the formation of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of November 30, 2012, the Company had working capital of $346,702. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of November 30, 2012, the Company had $35,776 in excess of $250,000.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

Level 1 - Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 - Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets in nonactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability; and

●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurement. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of November 30, 2012, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended November 30, 2012 and 2011 our only component of comprehensive income (loss) was foreign currency translation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2012, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. As of November 30, 2011, there were options outstanding for the purchase of 1,400,000 common shares, 1,600,000 shares of common stock related to a convertible demand promissory note and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share.

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

On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which requires measurement uncertainty disclosure in the form of a sensitivity analysis of unobservable inputs to reasonable alternative amounts for all Level 3 recurring fair value measurements. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted this guidance in the third quarter of Fiscal 2012. The adoption of this guidance requires additional disclosures, but did not have any impact on the Company’s consolidated results of operations, financial position, or cash flows.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a significant impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which simplified the manner in which entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 (our Fiscal 2013). The Company does not believe that the adoption of this will have a significant impact on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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
	(iv)	an additional 200,000 shares on or before the second anniversary of the date of the Option Agreement (issued); and
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

The Company has commenced an underground work program and completed a NI 43-101 compliant technical report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2013.

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

On April 19, 2012, Coventry converted $605,000 of Convertible Demand Promissory Notes plus accrued interest of $32,440 into 2,549,760 shares of restricted common stock at $.25 per share. The Company recorded a beneficial conversion feature of $94,729 as a result of the conversion. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to these stock issuances.

5.  Capital Stock

All of the following private placements of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in private placements not involving a public offering, are considered to be "restricted stock" as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On April 15, 2011, the Company issued an aggregate of 10,000,000 shares of restricted common stock to First Majestic upon execution of Option Agreement at the market price of $0.34 per share for a total value of $3,400,000. Pursuant to the terms of such agreement, if the shares were not registered within one year, the Company was required to issue an additional 2,000,000 shares of restricted common stock. The shares were not registered by April 15, 2012, so the Company issued an additional 2,000,000 shares of restricted common stock to First Majestic (see below).

On May 26, 2011, the Company issued 200,000 shares to Yale Resources, a non-accredited investor, of restricted common stock pursuant to the Option Agreement at a fair value of $0.65 per share for a total value of $130,000. The shares do not have registration rights.

During June 2011, the Company sold 1,000,000 Units to four accredited investors under a Securities Purchase Agreement at a purchase price of $0.25 per Unit, or an aggregate price of $250,000. Each Unit consists of one share of restricted common stock of the Company and one purchase warrant with an exercise price of $0.35 per share. The warrants expire in June 2014. The shares sold and related warrants do not have registration rights. These private placements of Company securities were conducted under the Regulation S exemption from registration as provided under Section 5.10 of the Securities Act for non-US persons.

On September 15, 2011, the Company issued 14,600 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.616 per share for a total value of $9,000 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. The shares do not have registration rights.

On November 18, 2011, the Company issued 200,000 shares of restricted common stock to Yale Resources, a non-accredited investor, pursuant to an Option Agreement at the market price of $0.28 per share for a total value of $56,000. The shares do not have registration rights.

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

On April 19, 2012, Coventry converted $605,000 of Convertible Demand Promissory Notes plus accrued interest of $32,440 into 2,549,760 shares of restricted common stock at $.25 per share. The Company recorded a beneficial conversion feature of $94,729 as a result of the conversion. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to these stock issuances.

On April 30, 2012, the Company issued 2,000,000 shares of restricted common stock to First Majestic which were valued at $0.20 per share or $400,000. The shares were recorded as exploration expense. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

On April 30, 2012, the Company issued 3,700,000 shares of restricted common stock to five accredited investors valued at $0.20 per share for $740,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

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

On November 16, 2012, the Company issued 200,000 shares to Yale Resources, a non-accredited investor, pursuant to the Mining Option Agreement at the market value of $0.08 per share for a total value of $16,000. The shares do not have registration rights.

A summary of the warrants issued as of November 30, 2012 was as follows:

	November 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at November 30, 2011	1,000,000	$0.350
Issued	-	-
Outstanding at November 30, 2012	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of November 30, 2012 was as follows:

November 30, 2012
	Weighted	Weighted		Weighted
	Average	Average		Average
	Remaining	Exercise	Shares	Exercise
Number of Warrants	Life	Price	Exerciseable	Price

1,000,000	1.58	$0.350	1,000,000	$0.350

The intrinsic value of the warrants outstanding at November 30, 2012 is $80,000.

6.  Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new Chief Executive Officer of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the year ended November 30, 2012 and 2011, the Company recorded stock based compensation of $17,053 and $167,446, respectively, in connection with the stock options vested during the period.

Effective December 1, 2012, the Company changed its estimates of the vesting period of certain stock option awards. The vesting period previously averaged two years was increased to an average of five years. The Company made these changes to better reflect the estimated periods during which these options will be expensed. This change had the effect of reducing 2012 compensation expense by $82,000 and decreasing stockholders equity by the same amount.

A summary of the changes in stock options for the period ended November 30, 2012 is presented below:

	Options Outstanding
		Weighted
		Average
	Number of Shares	Exercise Price

Balance, November 30, 2011	1,400,000	$0.20
Granted	0	$0
Balance, November 30, 2012	1,400,000	$0.20

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

November 30, 2012

Expected volatility	167.15% - 185.32%
Risk-free interest rate	1.185% - 2.05%
Expected life	3 – 5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended November 30, 2012 as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
November 30, 2012	Price	Value

Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and exercisable:

November 30, 2012	Options outstanding
Weighted
		Average	Weighted
		Remaining	average
Range of exercise prices	Number of shares	contractual life	exercise price

$0.20	1,400,000	2.55 years	0.20

As at November 30, 2012, 675,000 stock options are exercisable. There is no aggregate intrinsic value of the exercisable options as of November 30, 2012. At November 30, 2012, the total compensation of $117,500 for unvested shares is to be recognized over the next 2.55 years.

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

On September 15, 2011, the Company issued 14,600 shares of restricted common stock at $0. 616 per share for a total value of $9,000 related to Mr. Scott's June 15, 2011 Consulting Agreement. On January 16, 2012, the Company issued 33,237 shares of restricted common stock at in accordance with the Restricted Stock Award Agreement dated June 15, 2011 at $0.361 per share for a total value of $11,999 to Mark Scott, our CFO, related to his June 15, 2011 Consulting Agreement. On April 30, 2012, the Company issued 37,285 shares of restricted common stock at $0.282 per share for a total value of $10,514 related to Mr. Scott's June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on June 7, 2012 with regard to this stock issuance.

As of November 30, 2012, the Company accrued compensation of $20,000 related to the Restricted Stock Award Agreement.

9.  Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Mexican sources.

Pretax losses arising from domestic operations (United States) were approximately $935,000 for the year ended November 30, 2012. Pretax losses arising from foreign operations (Mexico) were approximately $233,000, for the year ended November 30, 2012.

Pretax losses arising from domestic operations (United States) were approximately $1,896,000 for the period of inceptions from December 3, 2007 to November 30, 2012. Pretax losses arising from foreign operations (Mexico) were approximately $302,000, for the period of inceptions from December 3, 2007 to November 30, 2012.

The Company has US net operating loss carryforwards of approximately $1,896,000, which expire in 2019-2031 and Mexico net operating loss carryforwards of approximately $233,000 which expire in 2019-2031. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $1,042,000 and $408,000 was established as of November 30, 2012 and 2011 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended November 30, 2012, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at November 30, 2012and 2011are as follows:

	2012	2011

U.S. operations loss carry forward at statutory rate of 34%	$971,633	$400,483
Non-U.S. operations loss carry forward at statutory rate of 30%	69,900	7,200
Total	1,041,533	407,683
Less Valuation Allowance	(1,041,533)	(407,683)
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(1,041,533)	$(407,683)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the year ended November 30, 2012 and 2011 is as follows:

	2012	2011

Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

The Company has a Consumption Tax receivable in the amount of $82,244 which is expected to be refunded during 2013.

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

SONORA RESOURCES CORP.
(Registrant)

Date: February 7, 2013	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and Secretary
(Principal Executive Officer)

Date: February 7, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)