Form 10-Q
period 2013-02-28
Sonora Resources Corp.
filed 2013-04-15
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-aAcelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 15, 2013
Common Stock, $.001 par value	92,855,861

SONORA RESOURCES CORP.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk factors” herein and in our Annual report on Form 10-K for the fiscal year ended November 30, 2012, filed on February 7, 2013.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	November 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$230,541	$293,395
Consumption and deferred tax receivable	83,459	82,244
Prepaid expense	16,268	17,238
Total current assets	330,268	392,877

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	328,000	298,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	449,758	445,373

TOTAL ASSETS	$4,508,026	$4,536,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,964	$46,175
Demand promissory note	30,000	-
Total current liabilities	75,964	46,175

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 91,855,861
and 91,684,882 shares issued and outstanding at 2/28/13 and 11/30/12, respectively	46,306	46,135
Additional paid in capital	6,678,723	6,641,227
(Deficit) accumulated during the development stage	(2,298,597)	(2,197,169)
Unrealized gain (loss)	5,630	(118)
Total stockholders' equity	4,432,062	4,490,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,508,026	$4,536,250

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

			December 3, 2007

	Three Months Ended,		(Inception) to
	February 28, 2013	February 29, 2012	February 29, 2013

REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	96,577	159,205	1,041,756
EXPLORATION EXPENSE	4,796	17,173	709,183
(LOSS) BEFORE OTHER EXPENSE	(101,373)	(176,378)	(1,747,871)

OTHER INCOME (EXPENSE):
Interest expense	(55)	(121,838)	(551,995)
Foreign exchange gain	-	-	1,269
Total other expense	(55)	(121,838)	(550,726)

NET LOSS BEFORE INCOME TAX	(101,428)	(298,216)	(2,298,597)

INCOME TAX	-	-	-

NET LOSS	(101,428)	(298,216)	(2,298,597)

GAIN (LOSS )ON CURRENCY TRANSLATION	-	-	-

COMPREHENSIVE LOSS	$(101,428)	$(298,216)	$(2,298,597)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)	$

Weighted average shares of common stock outstanding- basic and diluted	91,793,169	96,697,837

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Three Months Ended,		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(101,428)	$(298,216)	$(2,298,597)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	13,667	29,173	116,166
Accrued interest on convertible note	-	119,900	566,586
Issuance of common stock for services and exploration expenses	3,000	-	425,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(1,215)	(22,107)	(86,761)
Prepaid expenses	970	3,585	(13,444)
Accounts payable - trade and accrued expenses	20,789	22,962	30,495
CASH (USED IN) OPERATING ACTIVITIES	(64,217)	(144,703)	(1,254,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(34,385)	(112,980)	(488,086)
NET CASH (USED IN) INVESTING ACTIVITIES:	(34,385)	(112,980)	(488,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,026,500
Convertible demand promissory notes	-	205,000	605,000
Loan payable	30,000	-	330,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,000	205,000	1,971,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	5,748	35,538	1,339

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,854)	(17,145)	230,541

CASH AND CASH EQUIVALENTS, beginning of period	293,395	62,095	-

CASH AND CASH EQUIVALENTS, end of period	$230,541	$44,950	$230,541
	-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to mining option agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to mining option agreement	$-	$-	$232,000
Common stock issued for the conversion of demand promissory notes	$-	$-	$905,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1. Nature of Operations and Going Concern

Sonora Resources Corp. (the "Company" or "Sonora Resources") was incorporated under the laws of the State of Nevada on December 3, 2007. The Company is a mining exploration company focused on the acquisition and development of prospective silver and gold opportunities in Mexico.

On March 15, 2013, the Company closed the Asset Purchase Agreement (“Purchase Agreement”) with Yale Resources Ltd. (“Yale”) to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property. The Company purchased the Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying US$200,000 in cash.

The Company acquired a 100% interest in the Property from Yale and canceled the Option Agreement dated November 26, 2010. Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Property.

The Company also has mining option agreements in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iii) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. The Company did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. The Company is renegotiating the 2011 Mining Option Agreement with IMMSA Grupo México.

Finally, the Company signed a Joint Venture and Benefits Agreement to acquire and explore old dumps with silver, gold contents in Liz the mining property located in the municipality of Ayutla, Jalisco State, Mexico.

The Company is currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to February 28, 2013 of $2,299,000 and has no source of operating revenue. While the Company’s management believes that the Company will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. (“Finder Plata”) for the conduct of the Company’s business in Mexico.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended February 28, 2013 and February 29, 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the Securities and Exchange Commission (the "SEC") on February 7, 2013.

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

The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Beginning December 31, 2010 and through December 31, 2013, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. In Mexico, the Company's cash balances are currently fully insured by the Institute for the Protection of Bank Savings.

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of February 28, 2013, the Company had no deposits in excess of $250,000.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at February 28, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of February 28, 2013, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the three months ended February 28, 2013 and February 29, 2012, our only component of comprehensive income (loss) was foreign currency translation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2013, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. As of February 29, 2012, there were options outstanding for the purchase of 1,400,000 common shares and 2,420,000 shares of common stock related to a convertible demand note.

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

3. Agreements

Mining Option Agreement – Los Amoles, Mexico Property

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale to acquire a 70% interest in its wholly owned Los Amoles property located in the municipality of Villa Hidalgo, Sonora State, Mexico. The Chief Executive Officer of Yale Resources, Ian Foreman, is a member of the Company’s Advisory Board. Pursuant to the Option Agreement, the Company can earn up to 70% of interest before December 31, 2013 by performing, paying or issuing the following:

(a)	making $50,000 payment to Yale prior to December 1, 2013 as follows:
	(i)	$25,000 upon the signing of the Letter of Intent dated October 4, 2010 (paid); and
	(ii)	an additional $25,000 upon signing of the Option Agreement (paid)
(b)	incurring or funding a total of $900,000 in expenditures on the Los Amoles Property prior to December 1, 2013 as follows:
(i)
$200,000 on or before the first anniversary of the date of the Option Agreement ($100,000 of which are to be advanced with 6 months of the date of the Option Agreement). The Company incurred project expenses of $180,099 for the year ending November 30, 2011 and Yale has accepted that an additional $30,000 will be spent by January 2012 (spent);

	(ii)	an additional $300,000 on or before the secondary anniversary of the date of Option Agreement; and
	(iii)	an additional $400,000 on or before the third anniversary of the date of Option Agreement;

Pursuant to the Option Agreement, Yale agreed to act as an operator and agreed to expend these funds pursuant to an agreed budget, however, if the Option Agreement is terminated by the Company prior to $100,000 of these expenditures being incurred, Yale will retain any unspent funds. Yale will charge a management fee of 15% on all expenditures which will be considered as part of the above required expenditures funding.

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

On March 15, 2013, the Company closed the Asset Purchase Agreement (“Purchase Agreement”) with Yale to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property. The Company purchased the Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying US$200,000 in cash.

The Company acquired a 100% interest in the Property from Yale and canceled the Option Agreement dated November 26, 2010. Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Property.

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

In consideration for the Option, the Company agreed to:

(a)	issue an aggregate of 10,000,000 shares of common stock with a fair market value of $0.34 per common share to First Majestic upon execution of the agreement (issued);
(b)	incur an aggregate of $3,000,000 in expenditures on the Jalisco Group of Properties over the first three years to earn a 50% interest in the Property (the “First Option”);
(c)
upon the exercise of the First Option, the Company will have the sole and exclusive option (the “Second Option”) to acquire an additional 20% interest in and to the Property by incurring an additional $2,000,000 in expenditures on the Jalisco Group of Properties no later than the fifth anniversary of the Agreement; and

(d)
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

The Company did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. The Company is renegotiating the 2011 Mining Option Agreement with IMMSA Grupo México.

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

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owners (“Corazon Owner’s”), Finder Plata has the right to purchase 96.7% now and the remaining 3.3 % upon the receipt of a court order for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011.

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

Under the terms of the Liz Agreement between Sonora’s wholly owned Mexican subsidiary Finder Plata and Mr. Ramiro Romero, Finder Plata was granted the right to acquire, process in site, and market the mineral products obtained from 100% of the dumps, which are estimated at 50,000 tons and are located on Liz mining claim and on surface of land owned by Mr. Romero. The Liz Agreement shall be exercised or finished on or before December 15, 2013.

Key terms of the Liz Agreement are as follows:

i.	Pay $5,000 upon signing the Liz Agreement, including sixteen percent (16%) Mexican VAT tax (paid).

ii.	Pay $5,000 ninety days after signing the Liz Agreement including sixteen percent (16%) Mexican VAT tax (paid).

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

On January 3, 2013, the Company issued 170,979 shares of restricted common stock at $0.14 per share for a total value of $24,000 related to Mr. Scott's June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on January 4, 2013 with regard to this stock issuance.

A summary of the warrants issued as of February 28, 2013 was as follows:

	February 28, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,000,000	$0.350
Issued	-	-
Outstanding at February 28, 2013	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of February 28, 2013 was as follows:

February 28, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	1.33	$0.350	1,000,000	$0.350

As of February 28, 2013, vested warrants of 1,000,000 had no aggregate intrinsic value.

5. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the t months ended February 28, 2013, the Company recorded stock based compensation of $13,667 in connection with the stock options granted during the period.

A summary of the changes in stock options for the three months ended February 28, 2013 is as follows:

	February 28, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,400,000	$0.200
Issued	-	-
Outstanding at February 28, 2013	1,400,000	$0.200
Exercisable at end of period	900,000

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

February 28, 2013

Expected volatility	167.15%-185.32%
Risk-free interest rate	1.185%-2.05%
Expected life	3-5 years
Dividend yield	2%

A summary of weighted average fair value of stock options granted during the period ended February 28, 2013 is as follows:

	February 28, 2013
	Weighted Average	Weighted Average
	Exercise Price	Fair Value

Exercise price is greater than market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and exercisable as of February 28, 2013:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable

0.200	1,400,000	1.80 Years	$0.20	900,000	0.20
	1,400,000	1.80 Years	$0.20	900,000	$0.20

There is no aggregate intrinsic value of the exercisable options as of February 28, 2013. As of February 23, 2013, the total compensation of $103,833 for unvested shares is to be recognized over the next 1.8 years.

6. Related Party Transactions

First Majestic, a shareholder in the Company, loaned the Company US$30,000 pursuant to a Demand Promissory Note dated February 19, 2013. The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per cent per annum for a maximum of six (6) months. First Majestic loaned the Company US$170,000 pursuant to a Demand Promissory Note dated March 15, 2013. The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per cent per annum until the Demand Promissory Note is repaid.

Other related party transactions are discussed in other Notes.

7. Commitments, Contingencies and Legal Proceedings

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

On January 18, 2011, the Company entered into a Consulting Agreement (“Corcom Agreement”) with Corcom, Inc. (“Corcom”), pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, we agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. As of February 28, 2013, the Company recorded $26,000 related to accounts payable to Corcom.

On June 15, 2011, the Company entered into Consulting and Restricted Stock Award Agreements (“Scott Agreements”) whereby Mr. Scott was appointed Chief Financial Officer of the Company. Pursuant to the Scott Agreements, Mr. Scott receives: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month. As of February 28, 2013, the Company accrued compensation of $6,000 related to the Restricted Stock Award Agreement with Mr. Scott.

8. Subsequent Events

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

Subsequent to February 28, 2013, the following material transactions occurred:

On March 15, 2013, the Company closed the Asset Purchase Agreement (“Purchase Agreement”) with Yale to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property. The Company purchased the Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying US$200,000 in cash.

First Majestic loaned the Company US$30,000 pursuant to a Demand Promissory Note dated February 19, 2013. The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per cent per annum for a maximum of six (6) months. First Majestic loaned the Company US$170,000 pursuant to a Demand Promissory Note dated March 15, 2013. The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per cent per annum until the Demand Promissory Note is repaid.

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

Any of these risks could cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements contained in this quarterly report.

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

Plan of Operation

Sonora Resources Corp. (the "Company" or "Sonora Resources") was incorporated under the laws of the State of Nevada on December 3, 2007. We are a mining exploration company focused on the acquisition and development of prospective silver and gold opportunities in Mexico.

On March 15, 2013, we closed the Asset Purchase Agreement (“Purchase Agreement”) with Yale to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property. We purchased the Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying US$200,000 in cash.

We acquired a 100% interest in the Property from Yale and canceled the Option Agreement dated November 26, 2010. Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Property.

We also has mining option agreements in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iii) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. The Company did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. The Company is renegotiating the 2011 Mining Option Agreement with IMMSA Grupo México.

Finally, the Company signed a Joint Venture and Benefits Agreement to acquire and explore old dumps with silver, gold contents in Liz the mining property located in the municipality of Ayutla, Jalisco State, Mexico.

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

We have incurred a cumulative net loss since inception on December 3, 2007 to February 28, 2013 of $2,299,000 and have no source of operating revenue. While our management believes that we will be successful in our planned operating activities under our business plan and capital raising activities, there can be no assurance that we will be successful in the mining development and exploration business or the raising of sufficient capital such that we will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of February 28, 2013, we have working capital of $254,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

(dollars in thousands)

For the Three Months ended February 28, 2013 compared to the Three Months ended February 29, 2012

	Three Months Ended,
	February 28, 2013	February 29, 2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	96	159	(63)	39.6%
Exploration expenses	5	17	(12)	70.6%
Operating loss	(101)	(176)	75	42.6%
Other income (expense):

Interest expense	-	(122)	122	100.0%
Foreign exchange gain	-	-	-	0.0%
Total other expense	-	(122)	122	100.0%
Net loss	(101)	(298)	197	66.1%

We have not generated any revenues during the three months ended February 28, 2013 and February 29, 2012.

We acquired the Los Amoles, Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three months ended February 28, 2013 decreased $63,000 to $96,000 as compared to $159,000 for the three months ended February 29, 2012.

Exploration expenses for the three months ended February 28, 2013 decreased $12,000 to $5,000 as compared to $17,000 for the three months ended February 29, 2012.

Net loss for the three months ended February 28, 2013 was $101,000 as compared to a net loss of $298,000 for the three months ended February 29, 2012.

Liquidity and Capital Resources

As of February 28, 2013, we had cash of $231,000 and working capital of $254,000 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $4,584,250 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$4,296,250
General and administration expenses	288,000
Total	$4,584,250

Operating Activities

Net cash used in operating activities for the three month period ended February 28, 2013 was $64,000, compared with net cash used of $145,000 for the three month period ended February 29, 2012. This amount was primarily related to a net loss of $101,000, offset by non-cash expenses of $17,000.

Investing Activities

Net cash used in investing activities for the three month period ended February 28, 2013 was $34,000. This related to a $30,000 payment, on February 15, 2012, related to the acquisition of the Los Amoles property which closed March 15, 2013.

Financing Activities

Net cash provided by financing activities for the three month period ended February 28, 2013 was $30,000. This is due to the issuance of a demand promissory note for $30,000.

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

Our unaudited contractual cash obligations as of February 28, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	30,000	30,000	0	0	0
Mining expenditures	8,545,250	4,296,250	2,249,000	2,000,000	0
Acquisitions	0	0	0	0	0
	$8,575,250	$4,326,250	$2,249,000	$2,000,000	$0

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of February 28, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified material weaknesses during its assessment of internal controls over financial reporting as of February 28, 2013 as follows:

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

The effectiveness of our internal control over financial reporting as of February 28, 2013 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended February 28, 2013 that has materially affected or is likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At February 28, 2013, we had working capital of $254,000 and a net loss of $2,299,000 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated February 7, 2013 relative to our audited financial statements for the year ended November 30, 2012, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

Our management and First Majestic have substantial influence over our company.

As of April 15, 2013, Juan Miguel Ríos Gutiérrez, our CEO, either directly or indirectly, owns or controls 4.0 million shares or approximately 4.4% of our issued and outstanding common stock as of the date of this Form 10-Q.

First Majestic owns or controls 13.8 million shares as of the filing date or approximately 15.0% of our issued and outstanding common stock as of the date of this Form 10-Q. In addition, First Majestic is a major creditor of the Company. First Majestic has additional influence and control over the Company.

Mr. Gutiérrez and First Majestic, in combination with other large shareholders, could cause a change of control of our board of directors, approve or disapprove any matter requiring stockholder approval, cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

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

We are a mining exploration company focused on the acquisition and development of prospective silver and gold opportunities in Mexico. We have mining option agreements in in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco; and (iii) the five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. We did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. We are renegotiating the 2011 Mining Option Agreement with IMMSA Grupo México.

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

On January 3, 2013, we issued 170,979 shares of restricted common stock at $0.140 per share for a total value of $24,000 related to Mr. Scott's June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on January 4, 2013 with regard to this stock issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Asset Purchase Agreement dated February 15, 2013 by and between Sonora Resources Corp. and Yale Resources Ltd and related Mexican subsidiaries. (1)
10.2	Promissory Note dated February 19, 2013 by and between Sonora Resources Corp. and First Majestic Silver Corp. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
_______
(1) Attached as an exhibit to the Company’s Form 8-K dated February 15, 2013 and filed with the SEC on February 20, 2013.
(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sonora Resources Corp. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)
Date: April 15, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and Secretary
(Principal Executive Officer)

Date: April 15, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)