Form 10-K/A
period 2012-11-30
Sonora Resources Corp.
filed 2013-07-22
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended November 30, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on February 7, 2013, for the purpose of expanding our disclosures concerning our mining option agreements, our exploration and production status and other disclosures.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the February 7, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

We are a mining exploration company focused on the acquisition and exploration of prospective silver opportunities in Mexico. Our goal is to build our Company into a successful mineral exploration and development company. During 2013, we intend to produce silver and gold at our Corazon and Liz properties discussed below.

We have mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. We have commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2013.

Also, we have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and we intend to produce silver and gold at our Corazon and Liz properties in 2013.

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

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of our exploration business in Mexico.

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

Key Market Priorities

Our primary key market priority will be to  explore our Los Amoles, Jalisco, Ayones, Corazon and Liz, Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals. We cannot guarantee that the Los Amoles, Jalisco, Ayones, Corazon and Liz, Mexico properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

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

All of our assets, our sole director and our Chief Executive Officer are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

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

The nature of mineral exploration activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Few properties that are explored are ultimately advanced to the stage of producing mines. Our current exploration efforts are, and any future exploration, development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

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

Any of these risks can materially and adversely affect, among other things, the exploration and development of properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

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

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to explore and develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

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

Because we have limited staff, we need to utilize outside parties in our business operations, which could cause our business to fail.

Our President & CEO Juan Miguel Ríos Gutiérrez holds an MBA in P.Eng., Mining and Metallurgical. He has worked for twenty years in management and on projects at Peñoles, the largest mining operation in Mexico. Mr. Juan Miguel Ríos Gutiérrez was the fourth employee at First Majestic Silver Corp. (“First Majestic” or FMSC”) and helped build that company from a junior mining exploration company on the TSXV and NYSE to a major global silver producer. Mr. Gutierrez held the General Manager position at four of the FMSC mining units in Mexico.

Because of limited staff, we rely on outside parties in our business operations. This could negatively impact our business development.

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

Plan of Operation

We are a mining exploration company focused on the acquisition and exploration of prospective silver opportunities in Mexico. Our goal is to build our Company into a successful mineral exploration and development company. During 2013, we intend to produce silver and gold at our Corazon and Liz properties discussed below.

We have mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. We have commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2013.

Also, we have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and we intend to produce silver and gold at our Corazon and Liz properties in 2013.

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

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of our exploration business in Mexico.

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

Liquidity and Capital Resources

As of November 30, 2012, we had cash of $293,000 and working capital of $347,000. This increase in our working capital is primarily due to the issuance of common stock and convertible debentures for exploration expenses related to Los Amoles and Corazon properties and common stock issued for private placement for cash. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.  We expect to finance our plan through investors, First Majestic and cash flow from the Corazon and Liz properties discussed below.

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

Our  unaudited contractual cash obligations as of November 30, 2012 are summarized in the table below:

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases and explore are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

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

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of November 28, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: We have a board which consists of the Chief Executive Officer and we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the board and establish an audit committee during 2013.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended November 30, 2012, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Our Management Director

Juan Miguel Ríos Gutiérrez

Mr. Gutiérrez is a seasoned mining professional and metallurgical engineer who resides in Mexico. In 2004, he was the 4th person hired by First Majestic (Durango, Mexico) and helped build that company from a junior mining exploration company on the TSXV to a major global silver producer (7.5m oz Ag in 2011). He first served with the company in the capacity of general manager of each of the three mining units, and then moved to the position of manager for new business initiatives and strategic planning. He left First Majestic in January 2011 to begin working with Sonora yet maintains strong contacts with them. Mr. Gutiérrez graduated with a degree in engineering from the University of Chihuahua in Mexico, specializing in mining and metallurgical studies and a diploma in management projects. His twenty-seven year career is characterized by an array of appointments related to underground mining and exploration. His vocational experience has provided him with vast abilities to manage distinct and detailed mining projects while also focusing on the identification and successful negotiation of strategic corporate initiatives.

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

	November 30, 2012		November 30, 2012
	Shares Beneficially Owned		Fully Diluted Ownership
	Amount	%	Amount	%
Directors and Officers-
Juan Miguel Ríos Gutiérrez	4,000,000	4.4%	4,375,000	4.7%
Mark Scott	85,122	*	85,122	*
Total Directors and Officers (2 in total)	4,085,122	4.5%	4,460,122	4.7%

	November 30, 2012		November 30, 2012
	Shares Beneficially Owned		Fully Diluted Ownership
	Amount %		Amount %
Greater Than 5% Ownership
First Majestic Silver Corp. (1)	13,750,000	15.0%	13,750,000	14.6%
1805-925 West Georgia Street
Vancouver, BC Canada V6C 3L2.

(1)	Reflects the shares beneficially owned by First Majestic Silver Corp. as stated in a Schedule 13D/A filed with the SEC on May 15, 2012, and which has subsequently confirmed the ownership.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonora Resources Corp.:

We have audited the accompanying consolidated balance sheet of Sonora Resources Corp. (the “Company”) (an exploration stage company) as of November 30, 2012 and 2011 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2012 and 2011, and the cumulative period from inception (December 3, 2007) through November 30, 2012. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 include total revenues and net loss of $11,254 and $108,478, respectively. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from inception (December 3, 2007) through November 30, 2012, insofar as it relates to amounts for prior periods through November 30, 2010, is based solely on the report of the other auditors. Sonora Resources Corp. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonora Resources Corp. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the year then ended and for the period from December 3, 2007 through November 30, 2012, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the exploration stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 7, 2013
Seattle, Washington

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
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

SONORA RESOURCES CORPORATION AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended,		December 3, 2007 (Inception)
	November 30, 2012	November 30, 2011	to November 30, 2012

REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	277,064	558,234	945,179
EXPLORATION EXPENSE	519,760	184,627	704,387
(LOSS) BEFORE OTHER EXPENSE	(796,824)	(742,861)	(1,646,498)

OTHER INCOME (EXPENSE):
Interest expense	(138,119)	(412,156)	(551,940)
Foreign exchange gain	-	1,269	1,269
Total other expense	(138,119)	(410,887)	(550,671)

NET LOSS BEFORE INCOME TAX	(934,943)	(1,153,748)	(2,197,169)

INCOME TAX	-	-	-

NET LOSS	(934,943)	(1,153,748)	(2,197,169)

GAIN (LOSS ) ON CURRENCY TRANSLATION	33,499	(33,617)	(118)

COMPREHENSIVE LOSS	$(901,444)	$(1,187,365)	$(2,197,287)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average shares of common stock outstanding- basic and diluted	93,714,946	92,116,970

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED
NOVEMBER 30, 2012 AND 2011

				(Deficit)
			Additional	Accumulated	Other Comprehensive
	Common Stock		Paid in	During the	Gain	Stockholders'
	Shares	Amount	Capital	Development Stage	or (Loss)	Equity

Balance as of November 30, 2010	85,250,000	39,700	365,789	(108,478)	-	297,011

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	10,000,000	10,000	3,390,000	-	-	3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	400,000	400	185,600	-	-	186,000
Convertible note equity conversion feature	-	-	400,000	-	-	400,000
Common stock issued for cash under private placements net of cost	1,000,000	1,000	249,000	-	-	250,000
Stock based compensation expense	-	-	167,446	-	-	167,446
Issuance of common stock for services	14,600	15	7,486	-	-	7,501
Net (loss) for the period	-	-	-	(1,153,748)	(33,617)	(1,187,365)

Balance as of November 30, 2011	96,664,600	$51,115	$4,765,321	$(1,262,226)	$(33,617)	$3,520,593

Common stock issued to First Majestic Silver Corp. related to Mining Option Agreement	2,000,000	2,000	398,000	-	-	400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	200,000	200	15,800	-	-	16,000
Conversion of demand promissory notes	2,549,760	2,550	754,790	-	-	757,340
Common stock issued for cash under private placements net of cost	3,700,000	3,700	736,300	-	-	740,000
Stock based compensation expense	-	-	(64,947)	-	-	(64,947)
Issuance of common stock for services	70,522	70	22,463	-	-	22,533
Forfeiture of common stock	(13,500,000)	(13,500)	13,500	-	-	-
Net (loss) for the period	-	-	-	(934,943)	33,499	(901,444)

Balance as of November 30, 2012	91,684,882	$46,135	$6,641,227	$(2,197,169)	$(118)	$4,490,075

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Year Ended,		(Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(934,943)	$(1,153,748)	$(2,197,169)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	(64,947)	167,446	102,499
Accrued interest on convertible note	152,340	414,246	566,586
Issuance of common stock for services and exploration expenses	422,533	-	422,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(51,968)	(30,897)	(85,546)
Prepaid expenses	9	(14,423)	(14,414)
Accounts payable - trade and accrued expenses	1,019	(2,231)	9,706
CASH (USED IN) OPERATING ACTIVITIES	(475,957)	(619,607)	(1,189,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(237,743)	(165,958)	(453,701)
NET CASH (USED IN) INVESTING ACTIVITIES:	(237,743)	(165,958)	(453,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	740,000	250,000	1,026,500
Convertible demand promissory notes	205,000	400,000	605,000
Loan payable	-	-	300,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	945,000	650,000	1,941,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	-	(4,409)	(4,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231,300	(139,974)	293,395

CASH AND CASH EQUIVALENTS, beginning of period	62,095	202,069	-

CASH AND CASH EQUIVALENTS, end of period	$293,395	$62,095	$293,395
	-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp. related to mining option agreement	$-	$3,400,000	$3,400,000
Common stock issued to Yale Resources Ltd related to mining option agreement	$16,000	$186,000	$232,000
Common stock issued for the conversion of demand promissory notes	$605,000	$-	$905,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
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

The Company is a mining exploration company focused on the acquisition and exploration of prospective silver opportunities in Mexico. Our goal is to build our Company into a successful mineral exploration and development company. During 2013, the Company intends to produce silver and gold at our Corazon and Liz properties discussed below.

The Company has mining option agreements in (i) the Los Amoles Property consisting of 1,630 hectares located in Sonora; (ii) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and (iii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. The Company has commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program later in 2013.

Also, the Company has five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and the Company intend to produce silver and gold at our Corazon and Liz properties in 2013.

The Company currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2012 of $2,197,000 and have no source of operating revenue. While the Company’s management believes that it will be successful in our planned operating activities under the Company’s business plan and capital raising activities, there can be no assurance that the Company will be successful in the mining development and exploration business or the raising of sufficient capital such that the Company will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2012, the Company has working capital of $347,000 . These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of the Company’s exploration business in Mexico.

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to maintain the mineral rights and leases and explore are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at  November 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

3.  Agreements

Summary

Our President & CEO Juan Miguel Ríos Gutiérrez holds an MBA in P.Eng., Mining and Metallurgical. He has worked for twenty years in management and on projects at Peñoles, the largest mining operation in Mexico. Mr. Juan Miguel Ríos Gutiérrez was the fourth employee at First Majestic and helped build that company from a junior mining exploration company on the TSXV and NYSE to a major global silver producer. Mr. Gutierrez held the General Manager position at four of the First Majestic mining units in Mexico.

Because of limited staff, the Company relies on outside parties, including geologists, surveyors, laboratories, etc. in our business operations. The Company has historical data on mining operations at the properties listed below. Mr. Gutiérrez has visited each property twice a year, with each visit being approximately one week.

All properties are accessible by vehicles. There is currently no infrastructure, property and equipment, power, buildings or water on the properties.

The Company expects to finance its plan through investors, First Majestic and cash flow from the Corazon and Liz properties discussed below.

Mineral exploration and mining in Mexico are regulated by the Mining Law of 1992, which establishes that all minerals found in Mexican territory are owned by the Mexican nation, and that private parties may exploit such minerals (except oil and nuclear fuel minerals) through mining licenses, or concessions, granted by the federal government of Mexico. Under the terms of the original law, exploration concessions were granted for a period of six years and exploitation concessions for a period of fifty years. There was no provision to extend the term of the exploration concession but exploitation concessions were renewable once for an additional term of fifty years. On April 29, 2005 the Mexican Congress published several amendments to the Mining Law of 1992. According to these amendments, a single concession type - the ‘mining concession’ - that gives the holder both exploration and exploitation rights subject to the payment of relevant taxes, replaced old exploration and exploitation. Old exploration and exploitation concessions were automatically transformed into mining concessions with a single term of 50 years from the date the concession was first registered at the Public Registry of Mines. Accordingly, exploration concessions that were originally issued for a term of 6 years now have a term of 50 years from the date the exploration concession was originally registered. Under the new amendments, the concession holder has all the rights previously granted for an exploitation concession under the old law. Concessions may be granted to (or acquired by, since they are freely transferable) Mexican individuals, local communities with collective ownership of the land known as ‘ejidos’ and companies incorporated pursuant to Mexican law, with no foreign ownership restrictions for such companies. While the Constitution makes it possible for foreign individuals to hold mining concessions, the Mining Law does not allow it. This means that foreigners wishing to engage in mining in Mexico must establish a Mexican corporation for that purpose, or enter into joint ventures with Mexican individuals or corporations.

Maintenance obligations which arise from a mining concession, and which must be kept current to avoid its cancellation are the performance of assessment work, the payment of mining taxes and the compliance with environmental laws. The Regulations of the Mining Law establish minimum amount of assessment work that must be performed during the exploration in the case of exploration concessions, or exploration and/or exploitation work, in the case of exploitation concessions.

Year (Pesos per hectare)
1-2 years 5.70
3-4 years 8.52
5-6 years 17.62
7-8 years 35.45
9-10 years 70.88
After 10 years 124.74

Mining Option Agreement – Los Amoles, Mexico Property

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale Resources Ltd (“Yale Resources”), a company incorporated under the laws of the Province of British Columbia, to acquire a 70% interest in its wholly owned Los Amoles property located 150 kilometers from Villa Hidalgo, Sonora State, Mexico. The Los Amoles Property consists of Los Amoles 2 “Title 236113” and “Los Amoles 3 Fracc. I” Title 238 claims covering a total of 1,630 hectares. Yale Resources subsidiary Minera Alt Vista S.A. de C.V was granted a mining concession for the above properties. The property is accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2013. The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis. Expenditures were $62,616 for 2012.

The geology of the area of is composed mainly of extrusive and intrusive rocks believed to be of Tertiary age. These rocks are then covered by alluvium and conglomerates. In the State of Sonora there are several operating open pit, bulk tonnage mines in production. To date it is believed that several geological, geochemical and geophysical surveys have been conducted on and around the Property area.

U.S.A.
Los Amoles project
SONORA
CHIHUAHUA
N

LEGEND

GOLD - SILVER MINE

CARLIN - TYPE GOLD OCCURRENCE

PROJECT

H12C39 INEGI SHEET NUMBER

YALE RESOURCES LTD	Minera Alta Vista	
LOS AMOLES PROJECT MPIO. VILLA HIDALGO, SONORA, MEX. LOCATION, HISTORIC MINING AREAS SONORA		
SCALE: LAT-LONG	DATE: APRIL 2010	FIG: 1

The Chief Executive Officer of Yale Resources, Ian Foreman, is a member of the Company’s Advisory Board. The Option Agreement defines terms and conditions where the Company can earn a 70% interest with the following payments and stock issuances before December 31, 2013:

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

Pursuant to the Option Agreement, Yale Resources  has acted as an operator and agreed to expend these funds pursuant to an agreed budget, however, if the Option Agreement is terminated by the Company prior to $100,000 of these expenditures being incurred, Yale will retain any unspent funds. Yale will charge a management fee of 15% on all expenditures which will be considered as part of the above required expenditures funding.

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

Upon the fulfillment of the above conditions, the Company would own an undivided 70% interest in the Los Amoles Property as tenants in common, with a 30% participating interest to be retained by Yale Resources. Also, upon the acquisition of a 70% interest in the Los Amoles Property, the Company and Yale agreed to bear the cost of further exploration and development in proportion to the respective interests in the Los Amoles Property on a joint venture basis.

The Company has commenced an underground work program using the Yale geologists and completed a geologic report by an independent geologist to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2013. The Company expects to spend a total of $556,000 during 2013 to maintain and explore this property.

All costs related to the Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 70% interest and does not control the property.

Mining Option Agreement- Jalisco, Mexico Property

On April 15, 2011, the Company entered into a mining option agreement with First Majestic Silver Corp. (NYSE:AG and TSX:FR, “First Majestic”) and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby the Company has been granted an option (the “Option”) to acquire up to a 90% interest in the following certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Property”).

The property is accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2013. First Majestic has paid for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis.

The geology of the area of the Property lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops To date it is believed that several geological, geochemical and geophysical surveys have been conducted on and around the Property area.

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

Upon the fulfillment of the above conditions, the Company would own an undivided 50% to 90% interest in the Jalisco Property as tenants in common, with a 50% to 10% participating interest to be retained by First Majestic.

As of November 30, 2012, the Company has not spent any funds on the properties. The Company expects to spend a total of $2,136,000 during 2013, $864,000 during 2014 and an additional $2,000,000 during 2015 to maintain and explore the properties.

Any costs related to the Agreement will be recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 50% interest and does not control the property.

Mining Option Agreement- Ayones, Mexico Property

On August 10, 2011, the Company entered into a Mining Option Agreement (“Grupo Agreement”) with IMMSA Grupo México. Under the terms of the Grupo Agreement, they granted us an option to acquire a 100% interest in certain mining properties representing the Ayones property located 15 kilometers from the municipality of Etzatlan, Jalisco State, Mexico. The Ayones Property consists of “Ayones” Title. 195743, surface 19.0932 hectares. and “Ayones 4”  Title. 184155 surface 28.7280 hectares. The property is accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2013.  The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis. Expenditures were $ 12,818 for 2012.

The geology of the area of the property lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops. To date that several geological, mapping and sampling of old workings and old ore shoots, diamond drill hole campaign and surveying have been conducted on and around the Property area by Grupo Mexico in 1987-1988.

Ayones and Corazon Properties

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

Upon the fulfillment of the above conditions, the Company would own a undivided 100% interest in the Ayones properties. As of November 30, 2012, the Company has spent $12,818 on the properties $200,000 within twelve months of execution of the Grupo Agreement ($12,818 was spent). The Company expects to spend a total of $1,038,000 in 2013 and $850,000 in 2014 to maintain and explore the properties.

Mining Option Agreement- Corazon, Mexico Property

On September 5, 2011, the Company entered into Mining Option Agreements (“Corazon Agreements”) with eight Mexican citizens. Under the terms of the Corazon Agreements, the Company was granted an option to acquire a 100% interest in the following mining properties of the Corazon group of claims located 15 kilometers from the municipality of Etzatlan, Jalisco State, Mexico. The mining properties are next to the Ayones properties and contain silver and gold tailings.

The property is accessible by truck, is located in the approximate geographic coordinates 20 53’ 29” N; 104 05’ 31” W and 15 km to the north of the Jalisco Property. It is our understanding that no government permits or reclamation requirements are expected during 2013.  The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis. Expenditures were $12,818 in 2012.

The geology of the area en the property lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops. To date it is believed that several geological surveys have been conducted on and around the property area. The Corazon property is surrounding Ayones property where diamond drill hole were made by Grupo Mexico in 1987-1988 and is believed that the orebodies has extension and continuity to the Corazon Property.

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

Upon the fulfillment of the above conditions, the Company would own an undivided 100% interest in the Los Amoles Properties.

The Company has commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings and prepare for a planned production program in 2013. The Company expects to spend a total of $116,250 in 2013 and $535,000 during 2014 to produce silver and gold at this property.

All costs related to the Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 100% interest and does not control the properties.

Joint Venture and Benefits Agreement- Liz, Mexico Property

On May 17, 2012, Finder Plata entered into a Joint Venture and Benefits Agreement (“Liz Agreement”) with Mr. Ramiro Romero Aguirre, a Mexican citizen. Under the terms of the Liz Agreement, Finder Plata was granted the rights to acquire and explore old dumps with silver, gold contents in Liz mining property owned by Mr. Romero. The Liz project located in the municipality of Ayutla, Jalisco State, Mexico. The mining properties are next to the Jalisco properties and contain silver and gold tailings.

The property is accessible by truck, is located in the approximate geographic coordinates 20 06’ 51.33” N; 104 33’ 53.34” W. It is our understanding that no government permits or reclamation requirements are expected during 2013.  The Company is responsible for all maintenance obligation and other expenses related to the properties. No maintenance obligations are paid on a semiannual basis.
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

The geology of the area en the property lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops To date it is believed that several geological, geochemical and geophysical surveys have been conducted on and around the Property area by the Servicio Geologico Mexicano (a Mexican government Department).

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

Upon the fulfillment of the above conditions, the Company has the right to acquire and explore old dumps with silver and gold contents in Liz mining property owned by Mr. Romero.

The Company has commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings and prepare for a planned production program in 2013. The Company spent $12,000 in 2012 and expects to spend a total of $450,000 in 2013 to produce silver and gold at this property.

All costs related to the Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned any interest and does not control the property

4.  Convertible Demand Promissory Notes

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

SONORA RESOURCES CORP.
(Registrant)

Date: July 22, 2013	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: July 22, 2013	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Management Director

Date: July 22, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)