Form 10-Q/A
period 2013-02-28
Sonora Resources Corp.
filed 2013-07-22
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended February 28, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on April 15, 2013, for the purpose of expanding our disclosures concerning our mining option agreements, our exploration and production status and other disclosures.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the April 15, 2013 filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

SONORA RESOURCES CORP.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk factors” herein and in our Amended Annual report on Form 10-K for the fiscal year ended November 30, 2012, filed on July 22, 2013.

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
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION  STAGE COMPANY
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

On March 15, 2013, the Company closed the Asset Purchase Agreement (“Purchase Agreement”) with Yale Resources Ltd. (“Yale”), a company incorporated under the laws of the Province of British Columbia, to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Property”). Yale agreed to use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property.  The Company purchased the Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying US$200,000 in cash.

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

The Company also has mining option agreements in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. The Company did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. The Company expects to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México.

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

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. (“Finder Plata”) for the conduct of the Company’s exploration business in Mexico.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended February 28, 2013 and February 29, 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the Securities and Exchange Commission (the "SEC") on July 22, 2013.

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

Detailed descriptions of each Mining Option Agreement are set forth in Note 3 to the Company’s financial statements in the Company’s Form 10K/A for the year ended November 30, 2012 that was filed with the SEC on July 22, 2013.

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

The Company has commenced an underground work program using the Yale geologists and completed a geologic report by an independent geologist to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2013. The Company expects to spend $100,000 during 2013 and an additional $300,000 during 2014 to explore the properties.

All costs related to the Agreement have been recorded as exploration expenses.  As of February 28, 2013, the Company has not earned its 70% interest and does not control the properties.

Mining Option Agreement- Jalisco, Mexico Property

On April 15, 2011, the Company entered into a mining option agreement with First Majestic and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby the Company has been granted an option (the “Option”) to acquire up to a 90% interest in certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Property”).

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

As of February 28, 2013, the Company has not spent any funds on the properties. The Company expects to spend $3,000,000 during 2013 and 2014 and an additional $2,000,000 during 2015 to explore the properties.

Any costs related to the Agreement will be recorded as exploration expenses.  As of February 28, 2013, the Company has not earned its 50% interest and does not control the property.

Mining Option Agreement- Ayones, Mexico Property

On August 10, 2011, the Company entered into a Mining Option Agreement (“Grupo Agreement”) with IMMSA Grupo México. Under the terms of the Grupo Agreement, they granted the Company an option to acquire a 100% interest in certain mining properties representing the Ayones project located in the municipality of Etzatlan, Jalisco State, Mexico.

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

The Company did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. The Company expects to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México.

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

The Company expects to spend a total of $1,038,000 in 2013 and $850,000 in 2014 to maintain and explore the properties. Any costs related to the Agreement will be recorded as exploration expenses.  As of February 28, 2013, the Company has not earned its 100% interest and does not control the property.

Mining Option Agreement- Corazon, Mexico Property

On September 5, 2011, the Company entered into Mining Option Agreements (“Corazon Agreements”) with eight Mexican citizens. Under the terms of the Corazon Agreements, the Company was granted an option to acquire a 100% interest in certain mining properties of the Corazon group of claims located in the municipality of Etzatlan, Jalisco State, Mexico. The mining properties are next to the Ayones properties and contains silver and gold tailings.

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

All costs related to the Agreement have been recorded as exploration expenses.  As of February 28, 2013, the Company has not earned its 100% interest and does not control the properties.

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

All costs related to the Agreement have been recorded as exploration expenses.  As of February 28, 2013, the Company has not earned any interest and does not control the property.

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

We also have mining option agreements in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco; and (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. The Company did not pay the $175,000 due February 10, 2013 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement. The Company expects to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México.

Also, also have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and we intend to produce silver and gold at our Corazon and Liz properties in 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of February 28, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended February 28, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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
Date: July 22,2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Director and Secretary
(Principal Executive Officer)

Date: July 22, 2013	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Management Director

Date: July 22, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)