Form 10-Q
period 2013-05-31
Sonora Resources Corp.
filed 2013-07-22
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-aNon-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 22, 2013
Common Stock, $.001 par value	92,855,861

SONORA RESOURCES CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosure	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signature Page		32
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 (Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	November 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$151,438	$293,395
Consumption and deferred tax receivable	86,758	82,244
Prepaid expense	15,305	17,238
Total current assets	253,501	392,877

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	638,000	298,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	458,120	445,373

TOTAL ASSETS	$4,749,621	$4,536,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$54,220	$46,175
Demand promissory notes	200,000	-
Total current liabilities	254,220	46,175

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 92,855,861
and 91,684,882 shares issued and outstanding at 5/31/13 and 11/30/12, respectively	47,306	46,135
Additional paid in capital	6,831,390	6,641,227
(Deficit) accumulated during the development stage	(2,394,458)	(2,197,169)
Unrealized gain (loss)	11,163	(118)
Total stockholders' equity	4,495,401	4,490,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,749,621	$4,536,250

The accompanying notes are an integral part of these consolidated financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended,		Six Months Ended,		December 3, 2007 (Inception)
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	to May 31, 2013

REVENUE	$-	$-	$-	$-	$11,254
COST OF SALES	-	-	-	-	8,186
GROSS PROFIT	-	-	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	83,160	89,037	179,737	243,742	1,124,916
EXPLORATION EXPENSE	10,766	433,571	15,562	450,744	719,949
(LOSS) BEFORE OTHER EXPENSE	(93,926)	(522,608)	(195,299)	(694,486)	(1,841,797)

OTHER INCOME (EXPENSE):
Interest expense	(1,935)	(14,762)	(1,990)	(136,600)	(553,930)
Foreign exchange gain (loss)	-	-	-	-	1,269
Total other expense	(1,935)	(14,762)	(1,990)	(136,600)	(552,661)

NET LOSS BEFORE INCOME TAX	(95,861)	(537,370)	(197,289)	(831,086)	(2,394,458)

INCOME TAX	-	-	-	-	-

NET LOSS	(95,861)	(537,370)	(197,289)	(831,086)	(2,394,458)

GAIN (LOSS )ON CURRENCY TRANSLATION	-	-	-	-	-

COMPREHENSIVE LOSS	$(95,861)	$(537,370)	$(197,289)	$(831,086)	$(2,394,458)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$

Weighted average shares of common stock outstanding- basic and diluted	92,703,687	95,189,498	92,253,431	95,939,546

The accompanying notes are an integral part of these consolidated financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Six Months Ended,		(Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(197,289)	$(831,086)	$(2,394,458)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	27,334	17,173	129,833
Accrued interest on convertible note	-	152,340	566,586
Issuance of common stock for services and exploration expenses	24,000	422,533	446,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:			-
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(4,514)	(20,126)	(90,060)
Prepaid expenses	1,933	7,296	(12,481)
Accounts payable - trade and accrued expenses	8,045	(26,097)	17,751
CASH (USED IN) OPERATING ACTIVITIES	(140,491)	(277,967)	(1,330,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(212,747)	(95,760)	(666,448)
NET CASH (USED IN) INVESTING ACTIVITIES:	(212,747)	(95,760)	(666,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	740,000	1,026,500
Convertible demand promissory notes	-	205,000	605,000
Demand promissory notes	200,000	-	500,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	945,000	2,141,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	11,281	9,390	6,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,957)	580,663	151,438

CASH AND CASH EQUIVALENTS, beginning of period	293,395	62,095	-

CASH AND CASH EQUIVALENTS, end of period	$151,438	$642,758	$151,438

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp. related to mining option agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to acquisition of Los Amoles property	$140,000	$-	$372,000
Common stock issued for the conversion of demand promissory notes	$-	$605,000	$905,000

The accompanying notes are an integral part of these consolidated financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

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

The Company acquired a 100% interest in the Property from Yale and canceled the Option Agreement dated November 26, 2010.  Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Property. The Company has commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

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

Also, the Company has five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property.

The Company is currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to May 31, 2013 of $2,394,458 and has no source of operating revenue. While the Company’s management believes that the Company will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of its exploration business in Mexico.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended May 31, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the Securities and Exchange Commission (the "SEC") on July 22, 2013.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of May 31, 2013, the Company had no deposits in excess of $250,000.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at May 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of May 31, 2013, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the six months ended May 31, 2013and 2012, our only component of comprehensive income (loss) was foreign currency translation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2013 and 2012, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share.

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

Detailed write-ups on each Mining Option Agreement are filed in the Company’s Form 10K/A for the year ended November 30, 2012 that was filed with the SEC on July 22, 2013.

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

The Company has commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

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

Mining Option Agreement- Jalisco, Mexico Property

On April 15, 2011, the Company entered into a mining option agreement with First Majestic (NYSE:AG and TSX:FR, “First Majestic”) and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby the Company has been granted an option (the “Option”) to acquire up to a 90% interest in certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Property”).

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

As of May 31, 2013, the Company has not spent any funds on the properties. The Company expects to spend $3,000,000 during 2013 and 2014 and an additional $2,000,000 during 2015 to explore the properties.

Any costs related to the Agreement will be recorded as exploration expenses.  As of May 31, 2013, the Company has not earned its 50% interest and does not control the property.

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

The Company expects to spend a total of $1,038,000 in 2013 and $850,000 in 2014 to maintain and explore the properties. Any costs related to the Agreement will be recorded as exploration expenses.  As of May 31, 2013, the Company has not earned its 100% interest and does not control the property.

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

The Company has commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings and prepare for a planned production program in 2013. The Company expects to spend a total of $55,000 in 2013 and $535,000 during 2014 to produce silver and gold at this property.

All costs related to the Agreement have been recorded as exploration expenses.  As of May 31, 2013, the Company has not earned its 100% interest and does not control the properties.

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

The Company has commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings and prepare for a planned production program in 2013. The Company spent $12,000 in 2012 and does not expect to spend any funds in 2013 to produce silver and gold at this property.

All costs related to the Agreement have been recorded as exploration expenses.  As of May 31, 2013, the Company has not earned any interest and does not control the property.

4. Demand Promissory Notes

First Majestic, an existing shareholder, loaned the Company US$30,000 pursuant to a Demand Promissory Note dated February 19, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per cent per annum for a maximum of six (6) months.

First Majestic, an existing shareholder, loaned the Company US$170,000 pursuant to a Demand Promissory Note dated March 15, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per cent per annum until the Demand Promissory Note is repaid.

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

On March 15, 2013, the Company issued 1,000,000 shares of restricted common stock to Yale Resources Ltd related to an Asset Purchase Agreement dated February 15, 2013. The stock was valued at $0.14 per share for a total value of $140,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 4, 2013 with regard to this stock issuance.

A summary of the warrants issued as of May 31, 2013 was as follows:

	May 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,000,000	$0.350
Issued	-	-
Outstanding at May 31, 2013	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of May 31, 2013 was as follows:

May 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	1.08	$0.350	1,000,000	$0.350

As of May 31, 2013, vested warrants of 1,000,000 had no aggregate intrinsic value.

6. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the six months ended May 31, 2013, the Company recorded stock based compensation of $27,333 in connection with the stock options granted during the period.

A summary of the changes in stock options for the three months ended May 31, 2013 is as follows:

	May 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,400,000	$0.200
Issued	-	-
Outstanding at May 31, 2013	1,400,000	$0.200
Exercisable at end of period	900,000

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

May 31, 2013
Expected volatility	167.15%-185.32%
Risk-free interest rate	1.185%-2.05%
Expected life	3-5 years
Dividend yield	2%

A summary of weighted average fair value of stock options granted during the period ended May 31, 2013 is as follows:

	May 31, 2013
	Weighted Average	Weighted Average
	Exercise Price	Fair Value
Exercise price is greater than market price at grant date:	$0.20	$0.06

The Company has the following options outstanding and exercisable as of May 31, 2013:

May 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,400,000	1.55	$0.200	900,000	$0.200

There is no aggregate intrinsic value of the exercisable options as of May 31, 2013. As of May 31, 2013, the total compensation of $90,167 for unvested shares is to be recognized over the next 1.55 years.

7. Related Party Transactions

Related party transactions, including transactions with First Majestic, are discussed in other Notes.

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

On January 18, 2011, the Company entered into a Consulting Agreement (“Corcom Agreement”) with Corcom, Inc. (“Corcom”), pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, we agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. As of May 31, 2013, the Company recorded $26,000 related to accounts payable to Corcom.

On June 15, 2011, the Company entered into Consulting and Restricted Stock Award Agreements (“Scott Agreements”) whereby Mr. Scott was appointed Chief Financial Officer of the Company. Pursuant to the Scott Agreements, Mr. Scott receives: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month. As of May 31, 2013, the Company accrued compensation of $15,000 related to the Restricted Stock Award Agreement with Mr. Scott.

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

We acquired a 100% interest in the Property from Yale and canceled the Option Agreement dated November 26, 2010.  Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Property. We have commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

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

Also, also have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property.

We are currently in the development stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to May 31, 2013 of $2,394,000 and have no source of operating revenue. While our management believes that we will be successful in our planned operating activities under our business plan and capital raising activities, there can be no assurance that we will be successful in the mining development and exploration business or the raising of sufficient capital such that we will generate adequate revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of May 31, 2013, we have a working capital deficit of $700. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

(dollars in thousands)

	Three Months Ended May 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	83	89	(6)	6.7%
Exploration expenses	11	434	(423)	97.5%
Operating loss	(94)	(523)	429	82.0%
Other income (expense):

Interest expense	(2)	(14)	12	85.7%
Foreign exchange gain	-	-	-	0.0%
Total other expense	(2)	(14)	12	85.7%
Net loss	(96)	(537)	441	82.1%

For the Three Months ended May 31, 2013 compared to the Three Months ended May 31, 2012

We have not generated any revenues during the three months ended May 31, 2013 and May 31, 2012.

We acquired the Los Amoles property and entered into option agreements on Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three months ended May 31, 2013 decreased $6,000 to $83,000 as compared to $89,000 for the three months ended May 31, 2012.

Exploration expenses for the three months ended May 31, 2013 decreased $423,000 to $11,000 as compared to $434,000 for the three months ended May 31, 2012.

Net loss for the three months ended May 31, 2013 was $96,000 as compared to a net loss of $537,000 for the three months ended May 31, 2012.

(dollars in thousands)

	Six Months Ended May 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	179	243	(64)	26.3%
Exploration expenses	16	451	(435)	96.5%
Operating loss	(195)	(694)	499	71.9%
Other income (expense):

Interest expense	(2)	(137)	135	98.5%
Foreign exchange gain	-	-	-	0.0%
Total other expense	(2)	(137)	135	98.5%
Net loss	(197)	(831)	634	76.3%

For the Six Months ended May 31, 2013 compared to the Six Months ended May 31, 2012

We have not generated any revenues during the six months ended May 31, 2013 and May 31, 2012.

We acquired the Los Amoles property and entered into option agreements on Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the six months ended May 31, 2013 decreased $64,000 to $179,000 as compared to $243,000 for the six months ended May 31, 2012.

Exploration expenses for the six months ended May 31, 2013 decreased $435,000 to $16,000 as compared to $451,000 for the six months ended May 31, 2012.

Net loss for the six months ended May 31, 2013 was $197,000 as compared to a net loss of $831,000 for the six months ended May 31, 2012.

Liquidity and Capital Resources

As of May 31, 2013, we had cash of $151,000 and working capital deficit of $700 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue until we mine the Corazon property.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $4,305,000 to fund our operating expenditures for the next twelve month period for the Los Amoles, Jalisco, Ayones and Corazon, Mexico properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$4,005,000
General and administration expenses	300,000
Total	$4,305,000

Operating Activities

Net cash used in operating activities for the six month period ended May 31, 2013 was $140,000, compared with net cash used of $278,000 for the six month period ended May 31, 2012. This amount was primarily related to a net loss of $197,000, offset by non-cash expenses of $51,000.

Investing Activities

Net cash used in investing activities for the six month period ended May 31, 2013 was $212,000. This related to a $200,000 in payments related to the acquisition of the Los Amoles property which closed March 15, 2013.

Financing Activities

Net cash provided by financing activities for the six month period ended May 31, 2013 was $200,000. This is due to the issuance of demand promissory notes for $200,000 for the acquisition of the Los Amoles property which closed March 15, 2013.

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

Our unaudited contractual cash obligations as of May 31, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	200,000	200,000	0	0	0
Mining expenditures	8,990,000	4,305,000	1,985,000	2,700,000	0
Acquisitions	0	0	0	0	0
	$9,190,000	$4,505,000	$1,985,000	$2,700,000	$0

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of May 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of May 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended May 31, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Risks Related to Our Company

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities, lose our properties and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with our exploration program. We will also require additional financing for the fees we must pay to maintain our mining option agreements and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our existing projects are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At May 31, 2013, we had working capital deficit of $700 and a net loss of $2,394,000 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated February 7, 2013 relative to our audited financial statements for the year ended November 30, 2012, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

Our management and First Majestic have substantial influence over our company.

As of April 15, 2013, Juan Miguel Ríos Gutiérrez, our CEO, either directly or indirectly, owns or controls 4.0 million shares or approximately 4.3% of our issued and outstanding common stock as of the date of this Form 10-Q.

First Majestic owns or controls 13.8 million shares as of the filing date or approximately 14.8% of our issued and outstanding common stock as of the date of this Form 10-Q. In addition, First Majestic is a major creditor of the Company. First Majestic has additional influence and control over the Company.

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

Any of these risks can materially and adversely affect, among other things, the exploration of properties, production quantities and rates, costs and expenditures, and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

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

On March 15, 2013, we issued 1,000,000 shares of restricted common stock to Yale Resources Ltd related to an Asset Purchase Agreement dated February 15, 2013. The stock was valued at $0.14 per share for a total value of $140,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 4, 2013 with regard to this stock issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Promissory Note dated March 15, 2013 by and between Sonora Resources Corp. and First Majestic Silver Corp. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (3)

(1) Attached as an exhibit to the Company’s Form 8-K dated March 15, 2013 and filed with the SEC on March 20, 2013.
(2) Filed herewith.
(3) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sonora Resources Corp. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)

Date: July 22, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, and Secretary
(Principal Executive Officer)

Date: July 22, 2013	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Management Director

Date: July 22, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)