Form 10-K/A
period 2012-11-30
Sonora Resources Corp.
filed 2013-08-16
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended November 30, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on February 7, 2013 and amended on July 22, 2013 and August 16, 2013, for the purpose of expanding our disclosures concerning our mining option agreements, our exploration and production status and other disclosures.

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

We are a mining exploration company focused on the acquisition and exploration of prospective silver opportunities in Mexico. For this objective, we incorporated a mexican subsidiary, Finder Plata SA de CV on July 12, 2011. Our goal is to build our Company into a successful mineral exploration and development company. During 2013 and 2014, we intend to produce silver and gold at our Corazon property and Liz project through processing economical old dumps and tailings by VAT leaching with amonium tiosulphate on these properties.

We closed a series of mining option agreements through our fully owned subsidiary Finder Plata as described below. We intend to raise capital from investors for development and execution of our business plan with this portfolio of mining properties.

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

Also, we have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and the Company intends to produce silver and gold at our Corazon and Liz properties in 2013 and 2014.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

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

ITEM 1A.  RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page  3 of this report.

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

Plan of Operation

We are a mining exploration company focused on the acquisition and exploration of prospective silver opportunities in Mexico. For this objective, we incorporated a mexican subsidiary, Finder Plata SA de CV, on July 12, 2011. Our goal is to build our Company into a successful mineral exploration and development company. During 2013 and 2014, we intend to produce silver and gold at our Corazon property and Liz project through processing economical old dumps and tailings by VAT leaching with amonium tiosulphate on these properties.

We closed a series of mining option agreements through our fully owned subsidiary Finder Plata as described below. We intend to raise capital from investors for development and execution of our business plan with this portfolio of mining properties.

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

Also, we have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and the Company intends to produce silver and gold at our Corazon and Liz properties in 2013 and 2014.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of November 30, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonora Resources Corp.:

We have audited the accompanying consolidated balance sheet of Sonora Resources Corp. (the “Company”) (an exploration  stage company) as of November 30, 2012 and 2011 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2012 and 2011. The cumulative period from inception (December 3, 2007) through November 30, 2012 is presented as unaudited. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 were audited by other auditors that have ceased operation.  The other auditors’ reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the period from inception (December 3, 2007) through November 30, 2010 include total revenues and net loss of $11,254 and $108,478, respectively. Sonora Resources Corp. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonora Resources Corp. as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the  exploration stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 7, 2013
Seattle, Washington

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$293,395	$62,095
Consumption and deferred tax receivable	82,244	30,276
Prepaid expense	17,238	17,247
Total current assets	392,877	109,618

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	298,000	282,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	445,373	174,131

TOTAL ASSETS	$4,536,250	$3,965,749

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,175	$45,156
Convertible demand promissory note	-	400,000
Total current liabilities	46,175	445,156

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 91,684,882
and 96,664,600 shares issued and outstanding at 11/30/12 and 11/30/11, respectively	46,135	51,115
Additional paid in capital	6,641,227	4,765,321
(Deficit) accumulated during the exploration stage	(2,197,169)	(1,262,226)
Unrealized gain (loss)	(118)	(33,617)
Total stockholders' equity	4,490,075	3,520,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,536,250	$3,965,749

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended,		December 3, 2007 (Inception)
	November 30, 2012	November 30, 2011	to November 30, 2012
			(Unaudited)
REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	277,064	558,234	945,179
EXPLORATION EXPENSE	519,760	184,627	704,387
(LOSS) BEFORE OTHER EXPENSE	(796,824)	(742,861)	(1,646,498)

OTHER INCOME (EXPENSE):
Interest expense	(138,119)	(412,156)	(551,940)
Foreign exchange gain	-	1,269	1,269
Total other expense	(138,119)	(410,887)	(550,671)

NET LOSS BEFORE INCOME TAX	(934,943)	(1,153,748)	(2,197,169)

INCOME TAX	-	-	-

NET LOSS	(934,943)	(1,153,748)	(2,197,169)

GAIN (LOSS )ON CURRENCY TRANSLATION	33,499	(33,617)	(118)

COMPREHENSIVE LOSS	$(901,444)	$(1,187,365)	$(2,197,287)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)	$

Weighted average shares of common stock outstanding- basic and diluted	93,714,946	92,116,970

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED
NOVEMBER 30, 2012 AND 2011

				(Deficit)	Other
			Additional	Accumulated	Comprehensive
	Common Stock		Paid in	During the	Gain	Stockholders'
	Shares	Amount	Capital	Exploration Stage	or (Loss)	Equity

Balance as of November 30, 2008 (Unaudited)	-	-	-	(9,763)	-	(9,763)
Common stock issued for cash at $0.00005 per share, August 4, 2009	105,000,000	5,000	-	-	-	5,000
Common stock issued for subscription, August 4, 2009	21,000,000	1,000	-	-	-	1,000
Net (loss) for the year	-	-	-	(17,866)	-	(17,866)

Balance as of November 30, 2009 (Unaudited)	126,000,000	6,000	-	(27,629)	-	(21,629)

Common stock issued for cash at $0.0005 per share, March 2, 2010	64,050,000	30,500	-	-	-	30,500
Common stock issued in exhange for indebtedness at $0.10 per share, November 17, 2010	3,000,000	3,000	297,000	-	-	300,000
Cancellation of shares	(108,000,000)	-	-	-	-	-
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	200,000	200	45,800	-	-	46,000
Debt forgiven by related parties	-	-	22,989	-	-	22,989
Net (loss) for the year	-	-	-	(80,849)	-	(80,849)

Balance as of November 30, 2010 (Unaudited)	85,250,000	39,700	365,789	(108,478)	-	297,011

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	10,000,000	10,000	3,390,000	-	-	3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	400,000	400	185,600	-	-	186,000
Convertible note equity conversion feature	-	-	400,000	-	-	400,000
Common stock issued for cash under private placements net of cost	1,000,000	1,000	249,000	-	-	250,000
Stock based compensation expense	-	-	167,446	-	-	167,446
Issuance of common stock for services	14,600	15	7,486	-	-	7,501
Net (loss) for the period	-	-	-	(1,153,748)	(33,617)	(1,187,365)

Balance as of November 30, 2011	96,664,600	$51,115	$4,765,321	$(1,262,226)	$(33,617)	$3,520,593

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	2,000,000	2,000	398,000	-	-	400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	200,000	200	15,800	-	-	16,000
Conversion of demand promissory notes	2,549,760	2,550	754,790	-	-	757,340
Common stock issued for cash under private placements net of cost	3,700,000	3,700	736,300	-	-	740,000
Stock based compensation expense	-	-	(64,947)	-	-	(64,947)
Issuance of common stock for services	70,522	70	22,463	-	-	22,533
Forfeiture of common stock	(13,500,000)	(13,500)	13,500	-	-	-
Net (loss) for the period	-	-	-	(934,943)	33,499	(901,444)

Balance as of November 30, 2012	91,684,882	$46,135	$6,641,227	$(2,197,169)	$(118)	$4,490,075

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Year Ended,		(Inception) to
	November 30, 2012	November 30, 2011	November 30, 2012
			(Unaudited)
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

The Company is a mining exploration company focused on the acquisition and exploration of prospective silver opportunities in Mexico. For this objective, the Company incorporated a mexican subsidiary, Finder Plata SA de CV, on July 12, 2011. Our goal is to build our Company into a successful mineral exploration and development company. During 2013 and 2014, the Company intends to produce silver and gold at our Corazon property and Liz project through processing economical old dumps and tailings by VAT leaching with amonium tiosulphate on these properties.

The Company closed a series of mining option agreements through the Company’s wholly owned subsidiary Finder Plata as described below. The Company intends to raise capital from investors for development and execution of our business plan with this portfolio of mining properties.

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

Also, the Company has five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. We have concluded phase one field work at the Corazon property and the Company intend to produce silver and gold at our Corazon and Liz properties in 2013 and 2014.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2012, the Company has working capital of $347,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

2.  Summary of Significant Accounting Policies

Exploration Stage Enterprise

Since the Company is in the exploration stage of operation, the Company’s financial statements are prepared in accordance with the provisions of ASC 915 Development Stage Enterprises, as it devotes substantially all of its efforts to acquiring and exploring mining interests that management believes should eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with this standard.

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

All properties are accessible by vehicles. There is currently no infrastructure, property and equipment, power, buildings or water on the properties. No equipment or improvements exist on the properties.  During the Company’s exploration stage and future exploration work on the mining claims, the Company expects to use contractors and equipment and diamond drill machines that use diesel hydraulic sources and diesel electric generators as a source of power. The Company expects to transport water from nearby communities in tanker trucks.

The Company’s understanding is that surface exploration activities which have a very low environmental impact, such as drilling/sampling, and conform to the NOM-120-SEMARNAT-1997 (Norma Oficial Mexicana NOM-120-SEMARNAT, 1997 [1998]) do not require environmental permits. The Company does not have any permits at this time. The Company expects to acquire any permits, if any, are required on the Corazon and Liz projects related to the tailings projects.  Should a permit be required, this permit process requires approximately ninety days for NOM 120 and over 180 days for an environmental impact study.

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. The Company expects to finance its plan through investors, First Majestic and cash flow from the Corazon and Liz properties discussed below.

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

Year (Pesos per hectare)
1-2 years 5.70
3-4 years 8.52
5-6 years 17.62
7-8 years 35.45
9-10 years 70.88
After 10 years 124.74

	Q1 2013			Q2 2013			Q3 2013			Q4 2013
Project	December	January	February	March	April	May	June	July	August	September	October	November	Total 2013	Total 2014
Corazon Dumps Project-													-
Mine claims taxes		1,500	-					1,500					3,000
Option Agreement payment	-	-								63,250			63,250
Exploration work & dumps process feasibility	-	-				50,000							50,000
Enviromental impact study and VAT leaching tiosulphate (dumps) infrastructure construction													-	535,000

Total Corazon Dumps project expenses $US		1,500	-	-	-	50,000	-	1,500	-	63,250	-	-	116,250	535,000

Los Amoles Project-													-
Mine claims taxes		3,000	-					3,000					6,000
Option Agreement , exploration work program, geophisic and diamond drill campaign		50,000	50,000	50,000	50,000	50,000	50,000	50,000	50,000	50,000	50,000	50,000	550,000
													-
Total Los Amoles Exploration expenses $ US	-	53,000	50,000	50,000	50,000	50,000	50,000	53,000	50,000	50,000	50,000	50,000	556,000

LIZ Dumps Project
Enviromental impact study and permit			35,000										35,000
Building infraestructure VAT leaching Tiosulphate process								65,000	80,000	80,000	80,000	50,000	355,000
Comissioning dumps leaching process											30,000	30,000	60,000
Assay dumps

Total LIZ Dumps project expenses $US	-	-	35,000	-	-	-	-	65,000	80,000	80,000	110,000	80,000	450,000

Contingency (5%)	-	2,725	4,250	2,500	2,500	5,000	2,500	5,975	6,500	9,663	8,000	6,500	56,113	26,750

Total expenses US$	-	57,225	89,250	52,500	52,500	105,000	52,500	125,475	136,500	202,913	168,000	136,500	1,178,363	561,750

The Company expects to prepare detailed project budgets for the Jalisco and Ayones Group of Properties during 2013, subject to the availability to cash.

Mining Option Agreement – Los Amoles, Mexico Property

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale Resources Ltd (“Yale Resources”), a company incorporated under the laws of the Province of British Columbia, to acquire a 70% interest in its wholly owned Los Amoles property located 150 kilometers from Villa Hidalgo, Sonora State, Mexico. The Los Amoles Property consists of Los Amoles 2 “Title 236113” and “Los Amoles 3 Fracc. I” Title 238 claims covering a total of 1,630 hectares. Yale Resources subsidiary Minera Alta Vista S.A. de C.V was granted a mining concession for the above properties. The property is accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2013. The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis. Expenditures were $62,616 for 2012.

The geology of the area of is composed mainly of extrusive and intrusive rocks believed to be of Tertiary age. These rocks are then covered by alluvium and conglomerates. In the State of Sonora and nearby Los Amoles there are several operating open pit, bulk tonnage mines in production; one of them is La Caridad open pit copper porphyry complex owned by Southern Copper-Grupo Mexico. To date it is believed that several geological, geochemical and geophysical surveys have been conducted on and around the Property area.

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

Pursuant to the Option Agreement, Yale Resources has acted as an operator and agreed to expend these funds for exploration the Amoles property.

The Company has commenced an underground work program using the Yale geologists and completed a partial “geophisic IP” in the area, a geologic report by an independent geologist to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2013. The Company expects to spend a total of $556,000 during 2013 to maintain and explore this property.

The sampling work program involved independent geologists collecting samples from outcrops, old dumps and old tailings. The samples were submitted for assaying to Inspectorate, an accredited laboratory.

The sacks of samples are delivered to the preparation laboratory of Inspectorate. From this point onward, the external laboratory crushes and pulverizes the samples. The pulverized pulp is placed in kraft sample bags and the un-pulverized portions are returned to the original sample bags. Batches of the sample pulps are shipped by couriers to the Inspectorate Richmond, BC Canada laboratories  "Pulverize pulp samples rejects" are taken back to the project for storage. The sample rejects are thus available for re-testing when required. In Richmond, BC, the sample pulps are analyzed by inductively coupled plasma for 30 elements. Gold is tested by fire assay and silver is tested by atomic absorption spectrometry. Each method has a lower and upper calibration range for which the results are accurately determined. The laboratories also perform a duplicate analysis on every twelfth sample, insuring that there is at least one duplicate run with every batch.

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

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. All costs related to the Option Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 70% interest and does not control the property.

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

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. Any costs related to the Agreement will be recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 50% interest and does not control the property.

Mining Option Agreement- Ayones, Mexico Property

On August 10, 2011, the Company entered into a Mining Option Agreement (“Grupo Agreement”) with IMMSA Grupo México. Under the terms of the Grupo Agreement, they granted us an option to acquire a 100% interest in certain mining properties representing the Ayones property located 15 kilometers from the municipality of Etzatlan, Jalisco State, Mexico. The Ayones Property consists of “Ayones” Title. 195743, surface 19.0932 hectares and “Ayones 4”  Title. 184155 surface 28.7280 hectares. The property is accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2013.  The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis.

The geology of the area of the property lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops. To date that several geological, mapping and sampling of old workings and old ore shoots, diamond drill hole campaign and surveying have been conducted on and around the Property area by Grupo Mexico in 1987-1988. Historic production on this property by the Amparo Mining company in the Mazata Mine yielded over 700,000 tons with grade over 3-5 g/ton gold and 500 g/t silver in ephitermal veins. The Mazata mine mineralization has been characterized as deep epithermal or mesothermal and could have significant extent down dip and along strike.  Furthermore, there is potential to develop a number of continuous high-grade veins forming a highly attractive mining silver and gold target.

Ayones and Corazon Properties location.

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

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature.

Mining Option Agreement- Corazon, Mexico Property

On September 5, 2011, the Company entered into Mining Option Agreements (“Corazon Agreements”) with eight Mexican citizens. Under the terms of the Corazon Agreements, the Company was granted an option to acquire a 100% interest in the following mining properties of the Corazon group of claims located 15 kilometers from the municipality of Etzatlan, Jalisco State, Mexico. The mining properties are next to the Ayones properties and contain silver and gold tailings and old dumps.

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

During 2012, the Company commenced a sampling work program using external geologists and surveyors to define the potential silver and gold tailings and prepare for a planned production program in 2013. The Company expects to spend a total of $116,250 in 2013 and $535,000 during 2014 to produce silver and gold at this property.

The sampling work program involved independent geologists collecting samples from outcrops, old dumps and old tailings. The samples were submitted for assaying to either ALS MINERALS Mexico (“ALS”) or SGS Mineral Services Laboratories Mexico (“SGS”). ALS and SGS are accredited laboratories.

The sacks of samples are delivered to the preparation laboratory of ALS or SGS. From this point onward, the external laboratory crushes and pulverizes the samples. The pulverized pulp is placed in kraft sample bags and the un-pulverized portions are returned to the original sample bags. Batches of the sample pulps are shipped by couriers to the Toronto or Vancouver Canada laboratories of ALS or SGS. "Pulverize pulp samples rejects" are taken back to the project for storage. The sample rejects are thus available for re-testing when required. In Toronto or Vancouver, the sample pulps are analyzed by inductively coupled plasma for 30 elements. Gold is tested by fire assay and silver is tested by atomic absorption spectrometry. Each method has a lower and upper calibration range for which the results are accurately determined. The laboratories also perform a duplicate analysis on every twelfth sample, insuring that there is at least one duplicate run with every batch.

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. All costs related to the Corazon Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 100% interest and does not control the properties.

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. All costs related to the Corazon Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned its 100% interest and does not control the properties.

Joint Venture and Benefits Agreement- Liz, Mexico Property

On May 17, 2012, Finder Plata entered into a Joint Venture and Benefits Agreement (“Liz Agreement”) with Mr. Ramiro Romero Aguirre, a Mexican citizen. Under the terms of the Liz Agreement, Finder Plata was granted the rights to acquire, process on sight and sale the mineral products obtained from the old dumps located on  which are expected to contain silver and gold contents in Liz mining claim title 216028 and on surface of land owned by Mr. Romero. The Liz project located in the municipality of Ayutla, Jalisco State, Mexico. The mining properties are next to the Jalisco properties and contain silver and gold in old dumps.

The property is accessible by truck, is located in the approximate geographic coordinates 20 06’ 51.33” N; 104 33’ 53.34” W. It is our understanding that no government permits or reclamation requirements are expected during 2013.  The Company is not responsible for all maintenance obligation and other expenses related to the properties. No maintenance obligations are paid on a semiannual basis.

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

During 2012, the Company spent $12,000 in 2012 and expects to spend a total of $450,000 in 2013 to produce silver and gold at this property in 2013 and 2014.

The sampling work program involved independent geologists collecting samples from outcrops, old dumps and old tailings. The samples were submitted for assaying to either ALS  or SGS

The sacks of samples are delivered to the preparation laboratory of ALS or SGS. From this point onward, the external laboratory crushes and pulverizes the samples. The pulverized pulp is placed in kraft sample bags and the un-pulverized portions are returned to the original sample bags. Batches of the sample pulps are shipped by couriers to the Toronto, or Vancouver Canada laboratories of ALS or SGS. "Pulverize pulp samples rejects" are taken back to the project for storage. The sample rejects are thus available for re-testing when required. In Toronto or Vancouver, the sample pulps are analyzed by inductively coupled plasma for 30 elements. Gold is tested by fire assay and silver is tested by atomic absorption spectrometry. Each method has a lower and upper calibration range for which the results are accurately determined. The laboratories also perform a duplicate analysis on every twelfth sample, insuring that there is at least one duplicate run with every batch.

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. All costs related to the Liz Agreement have been recorded as exploration expenses.  As of November 30, 2012, the Company has not earned any interest and does not control the property.

4.  Convertible Demand Promissory Notes

On May 19, 2011 and September 27, 2011, the Company executed and delivered to Coventry Capital LLC (“Coventry”) Convertible Demand Promissory Notes in the principal amount of $200,000 or $400,000 in total in favor of Holder with simple interest of 10% per annum payable in arrears.

In January and February 2012, the Company executed and delivered to Coventry  Convertible Demand Promissory Notes totaling $205,000.

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

SONORA RESOURCES CORP.
(Registrant)

Date: August 16, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: August 16, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: August 16, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: August 16, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)