Form 10-Q/A
period 2013-02-28
Sonora Resources Corp.
filed 2013-08-16
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended February 28, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on April 15, 2013 and amended on July 22, 2013 and August 16, 2013, for the purpose of expanding our disclosures concerning our mining option agreements, our exploration and production status and other disclosures.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the April 15, 2013 filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

SONORA RESOURCES CORP.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk factors” herein and in our Amended Annual report on Form 10-K for the fiscal year ended November 30, 2012,  filed on August 16, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	November 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$230,541	$293,395
Consumption and deferred tax receivable	83,459	82,244
Prepaid expense	16,268	17,238
Total current assets	330,268	392,877

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	328,000	298,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	449,758	445,373

TOTAL ASSETS	$4,508,026	$4,536,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,964	$46,175
Demand promissory note	30,000	-
Total current liabilities	75,964	46,175

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 91,855,861
and 91,684,882 shares issued and outstanding at 2/28/13 and 11/30/12, respectively	46,306	46,135
Additional paid in capital	6,678,723	6,641,227
(Deficit) accumulated during the exploration stage	(2,298,597)	(2,197,169)
Unrealized gain (loss)	5,630	(118)
Total stockholders' equity	4,432,062	4,490,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,508,026	$4,536,250

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

	Three Months Ended,		December 3, 2007 (Inception)
	February 28, 2013	February 29, 2012	to February 29, 2013
			(Unaudited)
REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	96,577	159,205	1,041,756
EXPLORATION EXPENSE	4,796	17,173	709,183
(LOSS) BEFORE OTHER EXPENSE	(101,373)	(176,378)	(1,747,871)

OTHER INCOME (EXPENSE):
Interest expense	(55)	(121,838)	(551,995)
Foreign exchange gain	-	-	1,269
Total other expense	(55)	(121,838)	(550,726)

NET LOSS BEFORE INCOME TAX	(101,428)	(298,216)	(2,298,597)

INCOME TAX	-	-	-

NET LOSS	(101,428)	(298,216)	(2,298,597)

GAIN (LOSS )ON CURRENCY TRANSLATION	-	-	-

COMPREHENSIVE LOSS	$(101,428)	$(298,216)	$(2,298,597)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)	$

Weighted average shares of common stock outstanding- basic and diluted	91,793,169	96,697,837

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Three Months Ended,		(Inception) to
	February 28, 2013	February 29, 2012	February 28, 2013
			(Unaudited)
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

The Company is currently in the  exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and has minimal operations.

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

Detailed descriptions of each Mining Option Agreement are set forth in Note 3 to the Company’s financial statements in the Company’s Form 10K/A for the year ended November 30, 2012 that was filed with the SEC on August 16, 2013.

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

Joint Venture and Benefits Agreement- Liz, Mexico Property

On May 17, 2012, Finder Plata entered into a Joint Venture and Benefits Agreement (“Liz Agreement”) with Mr. Ramiro Romero Aguirre, a Mexican citizen. Under the terms of the Liz Agreement, Finder Plata was granted the rights to acquire, process on sight and sale the mineral products obtained from the old dumps located on  which are expected to contain silver and gold. contents in Liz mining claim title 216028 and on surface of land owned by Mr. Romero. The Liz project located in the municipality of Ayutla, Jalisco State, Mexico. The mining properties are next to the Jalisco properties and contain silver and gold tailings. The Liz Agreement shall be exercised or finished on or before December 15, 2013 (“Agreement deadline”).

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of February 28, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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