Form 10-Q/A
period 2013-05-31
Sonora Resources Corp.
filed 2013-08-16
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended May 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 16, 2013, for the purpose of expanding our disclosures concerning our mining option agreements, our exploration and production status and other disclosures.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 16, 2013 filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 (Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	November 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$151,438	$293,395
Consumption and deferred tax receivable	86,758	82,244
Prepaid expense	15,305	17,238
Total current assets	253,501	392,877

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	638,000	298,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	458,120	445,373

TOTAL ASSETS	$4,749,621	$4,536,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$54,220	$46,175
Demand promissory notes	200,000	-
Total current liabilities	254,220	46,175

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 92,855,861
and 91,684,882 shares issued and outstanding at 5/31/13 and 11/30/12, respectively	47,306	46,135
Additional paid in capital	6,831,390	6,641,227
(Deficit) accumulated during the exploration stage	(2,394,458)	(2,197,169)
Unrealized gain (loss)	11,163	(118)
Total stockholders' equity	4,495,401	4,490,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,749,621	$4,536,250

The accompanying notes are an integral part of these consolidated financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended,		Six Months Ended,		December 3, 2007 (Inception)
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	to May 31, 2013
					(Unaudited)
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
			(Unaudited)
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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended May 31, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the Securities and Exchange Commission (the "SEC") on August 16, 2013.

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

Detailed write-ups on each Mining Option Agreement are filed in the Company’s Form 10K/A2 for the year ended November 30, 2012 that was filed with the SEC on August 16, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of May 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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