Form 10-K/A
period 2012-11-30
Sonora Resources Corp.
filed 2013-09-20
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 3

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the year ended November 30, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on February 7, 2013 and amended on July 22, 2013, August 16, 2013  and September 20, 2013, for the purpose of revising our auditor's report.

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

SONORA RESOURCES CORP.
(Registrant)

Date: September 20, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: September 20, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: September 20, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: September 20, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)