Form 10-Q
period 2013-08-31
Sonora Resources Corp.
filed 2013-10-15
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-aNon-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 14, 2013
Common Stock, $.001 par value	92,855,861

SONORA RESOURCES CORP.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk factors” herein and in our  Amended Annual report on Form 10-K/A for the fiscal year ended November 30, 2012,  filed on September 20, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013 (Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	November 30, 2012
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$90,600	$293,395
Consumption and deferred tax receivable	82,871	82,244
Prepaid expense	7,092	17,238
Total current assets	180,563	392,877

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	638,000	298,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	435,954	445,373

TOTAL ASSETS	$4,654,517	$4,536,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$75,638	$46,175
Demand promissory notes	200,000	-
Total current liabilities	275,638	46,175

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 92,855,861
and 91,684,882 shares issued and outstanding at 8/31/13 and 11/30/12, respectively	47,306	46,135
Additional paid in capital	6,845,057	6,641,227
(Deficit) accumulated during the exploration stage	(2,494,453)	(2,197,169)
Unrealized gain (loss)	(19,031)	(118)
Total stockholders' equity	4,378,879	4,490,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,654,517	$4,536,250

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

	Three Months Ended,		Nine Months Ended,		December 3, 2007 (Inception)
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	to August 31, 2 013
					(Unaudited)
REVENUE	$-	$-	$-	$-	$11,254
COST OF SALES	-	-	-	-	8,186
GROSS PROFIT	-	-	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	99,096	82,535	278,833	292,691	1,224,012
EXPLORATION EXPENSE	777	19,999	16,339	504,329	720,726
(LOSS) BEFORE OTHER EXPENSE	(99,873)	(102,534)	(295,172)	(797,020)	(1,941,670)

OTHER INCOME (EXPENSE):
Interest expense	(122)	(840)	(2,112)	(137,440)	(554,052)
Foreign exchange gain (loss)	-	-	-	-	1,269
Total other expense	(122)	(840)	(2,112)	(137,440)	(552,783)

NET LOSS BEFORE INCOME TAX	(99,995)	(103,374)	(297,284)	(934,460)	(2,494,453)

INCOME TAX	-	-	-	-	-

NET LOSS	(99,995)	(103,374)	(297,284)	(934,460)	(2,494,453)

GAIN (LOSS )ON CURRENCY TRANSLATION	-	-	-	-	-

COMPREHENSIVE LOSS	$(99,995)	$(103,374)	$(297,284)	$(934,460)	$(2,494,453)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$

Weighted average shares of common stock outstanding- basic and diluted	92,855,861	91,484,882	92,455,707	94,449,259

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Nine Months Ended,		(Inception) to
	August 31, 2013	August 31, 2012	August 31, 2013
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(297,284)	$(934,460)	$(2,494,453)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	41,001	17,173	143,500
Accrued interest on convertible note	-	152,340	566,586
Issuance of common stock for services and exploration expenses	24,000	422,533	446,533
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:			-
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(627)	(39,250)	(86,173)
Prepaid expenses	10,146	15,035	(4,268)
Accounts payable - trade and accrued expenses	29,463	(13,454)	39,169
CASH (USED IN) OPERATING ACTIVITIES	(193,301)	(380,083)	(1,383,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(190,581)	(207,050)	(644,282)
NET CASH (USED IN) INVESTING ACTIVITIES:	(190,581)	(207,050)	(644,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	740,000	1,026,500
Convertible demand promissory notes	-	205,000	605,000
Demand promissory notes	200,000	-	500,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	945,000	2,141,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	(18,913)	35,122	(23,322)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(202,795)	392,989	90,600

CASH AND CASH EQUIVALENTS, beginning of period	293,395	62,095	-

CASH AND CASH EQUIVALENTS, end of period	$90,600	$455,084	$90,600

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to mining option agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to acquisition of Los Amoles property	$140,000	$-	$372,000
Common stock issued for the conversion of demand promissory notes	$-	$605,000	$905,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

1. Nature of Operations and Going Concern

Sonora Resources Corp. (the "Company" or "Sonora Resources") was incorporated under the laws of the State of Nevada on December 3, 2007. The Company is a mining exploration company focused on the acquisition and development of prospective silver and gold opportunities in Mexico.

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, the Company made the decision in September 2013 to focus on the Los Amoles and Jalisco properties in 2014.

On March 15, 2013, the Company closed the Asset Purchase Agreement with Yale Resources Ltd to purchase all of the rights, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Los Amoles Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property.  The Company purchased the Los Amoles Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying $200,000 in cash. The Company has commenced an underground work program at the Los Amoles Property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

The Company also has mining option agreements with (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco. As of September 20, 2013, the Company has not spent any funds on the properties. The Company is required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Property and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Property can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement; and (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. As previously reported, the Company did not pay the $175,000 due February 10, 2013 and has not paid the August 10, 2013 payment of $175,000 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement.  Further, the Company has not spent the $500,000 in exploration expenditures called for under the Agreement. The Company intends to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México; however, the results of such negotiations and an outcome in the Company’s favor cannot be assured.

Also, the Company has five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. The Company did not pay the $55,000 due September 5, 2013 to the eight Mexican citizens. The Company intends to renegotiate the 2011 Mining Option Agreement with the eight Mexican citizens; however, the results of such negotiations and an outcome in the Company’s favor cannot be assured. The Company has a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. The Liz Agreement shall be exercised or finished on or before December 15, 2013. As of September 20, 2013, the Company has commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings. The Company spent $12,000 in 2012 and does not expect to spend any funds in 2013 to produce silver and gold at this property.

The Company’s principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. The Company’s US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873.

The Company is currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and has minimal operations.

The Company has incurred a cumulative net loss since inception on December 3, 2007 to August 31, 2013 of $2,494,453 and has no source of operating revenue. While the Company’s management believes that the Company will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, the Company established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of its exploration business in Mexico.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended August 31, 2013 and 2012 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Amended Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the Securities and Exchange Commission (the "SEC") on September 20, 2013.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of August 31, 2013, the Company had no deposits in excess of $250,000.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As at August 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of August 31, 2013, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the nine months ended August 31, 2013, our only component of comprehensive income (loss) was foreign currency translation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2013 and 2012, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share.

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

3. Agreements

Summary

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, he Company made the decision in September 2013 to focus on the Los Amoles and Jalisco properties in 2014.

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

Detailed write-ups on each Mining Option Agreement are filed in the Company’s Form 10K/A3 for the year ended November 30, 2012 that was filed with the SEC on September 20, 2013.

Mining Option Agreement – Los Amoles, Mexico Property

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale to acquire a 70% interest in its wholly owned Los Amoles property located in the municipality of Villa Hidalgo, Sonora State, Mexico.

On March 15, 2013, the Company closed the Asset Purchase Agreement (“Purchase Agreement”) with Yale to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property.  The Company purchased the Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying $200,000 in cash.

The Company acquired a 100% interest in the Property from Yale and canceled the Option Agreement dated November 26, 2010.  Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Property.

The Company commenced an underground work program at the Los Amoles property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

The Company expects to spend $300,000 during 2014 to explore the properties.

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

In consideration for the Option, the Company agreed to:

(a)	issue an aggregate of 10,000,000 shares of common stock with a fair market value of $0.34 per common share to First Majestic upon execution of the agreement (issued);
(b)	incur an aggregate of $3,000,000 in expenditures on the Jalisco Group of Properties by April 15, 2013 to earn a 50% interest in the Property (the “First Option”);
(c)
upon the exercise of the First Option, the Company will have the sole and exclusive option (the “Second Option”) to acquire an additional 20% interest in and to the Property by incurring an additional $2,000,000 in expenditures on the Jalisco Group of Properties by April 15, 2016; and

(d)
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

As of August 31, 2013, the Company has not spent any funds on the properties. The Company is required to spend $3,000,000 by April 15, 2014 and an additional $2,000,000 by April 15, 2016 to explore the properties.

This property does not have any known reserves and the Company’s proposed activities are exploratory in nature. Any costs related to the Agreement will be recorded as exploration expenses.  As of August 31, 2013, the Company has not earned its 50% interest and does not control the property.

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

The Company did not pay the $175,000 due February 10, 2013 and has not paid the August 10, 2013 payment of $175,000 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement.

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

On August 2, 2012, the parties signed an Additional Agreement extending the remaining $187,182 of the $200,000 of exploration expenditures due within twelve months of execution of the Grupo Agreement to the second anniversary of the execution of the Grupo Agreement. The Company not spent the $500,000 in exploration expenditures under the Agreement.

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

This property does not have any known reserves. All costs related to the Agreement have been recorded as exploration expenses.   The Company intends to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México; however, the results of such negotiations and an outcome in the Company’s favor cannot be assured. As of August 31, 2013, the Company has not earned its 100% interest and does not control the property.

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

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owners (“Corazon Owner’s”), Finder Plata has the right to purchase 100.0% for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011.

Under the terms of the option agreement, to exercise the option, the Company is required to pay several cash installments totaling $800,000 as detailed below:

(a)	A payment of $96,700 with the execution of the Corazon Agreements (paid) and an additional $ 3,300 within six months of execution of the Corazon Agreements for the remaining 3.3% (paid);
(b)	A payment of an additional $55,000 within twelve months of execution of the Corazon Agreements (paid);
(c)	A payment of an additional $55,000 within twenty four months of execution of the Corazon Agreements (not paid);
(d)	A payment of an additional $55,000 within thirty six months of execution of the Corazon Agreements; and,
(e)	A payment of an additional $535,000 within forty two months of execution of the Corazon Agreements.

The Company did not pay the $55,000 due September 5, 2013 to the eight Mexican citizens.

The Company commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings.

This property does not have any known reserves. All costs related to the Agreement have been recorded as exploration expenses.  The Company intends to renegotiate the 2011 Mining Option Agreement with the eight Mexican citizens; however, the results of such negotiations and an outcome in the Company’s favor cannot be assured. As of August 31, 2013, the Company has not earned its 100% interest and does not control the properties.

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

The Company has commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings. The Company spent $12,000 in 2012 and do not expect to spend any funds in 2013 to produce silver and gold at this property.

This property does not have any known reserves and the Company’s activities have been exploratory in nature.  All costs related to the Agreement have been recorded as exploration expenses.  As of August 31, 2013, the Company has not earned any interest and does not control the property.

4. Demand Promissory Notes

First Majestic, an existing shareholder, loaned the Company US$30,000 pursuant to a Demand Promissory Note dated February 19, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per annum for a maximum of six (6) months.

First Majestic, an existing shareholder, loaned the Company US$170,000 pursuant to a Demand Promissory Note dated March 15, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per annum until the Demand Promissory Note is repaid.

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

A summary of the warrants issued as of August 31, 2013 was as follows:

	August 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,000,000	$0.350
Issued	-	-
Outstanding at August 31, 2013	1,000,000	$0.350
Exercisable at end of period	1,000,000

 A summary of the status of the warrants outstanding as of August 31, 2013 was as follows:

August 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	0.83	$0.350	1,000,000	$0.350

As of August 31, 2013, vested warrants of 1,000,000 had no aggregate intrinsic value.

6. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the nine months ended August 31, 2013, the Company recorded stock based compensation of $41,000 in connection with the stock options granted during the period.

A summary of the changes in stock options for the nine months ended August 31, 2013 was as follows:

	August 31, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,400,000	$0.200
Issued	-	-
Outstanding at August 31, 2013	1,400,000	$0.200
Exercisable at end of period	1,025,000

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

August 31, 2013
Expected Volatility	167.15%-185.32%
Risk-free interest rate	1.185%-2.05%
Expected life	3-5 years
Dividend yield	2%

A summary of weighted average fair value of stock options granted during the period ended August 31, 2013 is as follows:

	August 31, 2013
	Weighted Average	Weighted Average
	Exercise Price	Fair Value
Exercise price is greater than market price at grant date:	$0.20	$0.04

The Company has the following options outstanding and exercisable as of August 31, 2013:

August 31, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,400,000	1.82	$0.200	1,025,000	$0.200

There is no aggregate intrinsic value of the exercisable options as of August 31, 2013. As of August 31, 2013, the total compensation of $76,500 for unvested shares is to be recognized over the next 1.82 years.

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

On January 18, 2011, the Company entered into a Consulting Agreement (“Corcom Agreement”) with Corcom, Inc., pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, we agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. As of August 31, 2013, the Company recorded $32,000 related to accounts payable to Corcom.

On June 15, 2011, the Company entered into Consulting and Restricted Stock Award Agreements (“Scott Agreements”) whereby Mr. Scott was appointed Chief Financial Officer of the Company. Pursuant to the Scott Agreements, Mr. Scott receives: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month. As of August 31, 2013, the Company accrued compensation of $24,000 related to the Restricted Stock Award Agreement with Mr. Scott.

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

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles and Jalisco properties in 2014. As of August 31, 2013, we had cash of $90,600 and working capital deficit of $95,075 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $3,600,000 to fund our operating expenditures for the next twelve month period for the Los Amoles and Jalisco properties.

On March 15, 2013, we closed the Asset Purchase Agreement with Yale Resources Ltd to purchase all of the right, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Los Amoles Property”). Yale will use all commercially reasonable efforts to acquire title to the Los Amoles 4 property which is approximately an additional 2,200 hectares adjoining the Los Amoles 3 property.  We purchased the Los Amoles Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying $200,000 in cash. We have commenced an underground work program at the Los Amoles Property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

We also have mining option agreements with (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco. As of September 20, 2013, we have not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Property and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Property can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. and (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. As previously reported, we did not pay the $175,000 due February 10, 2013 and have not paid the August 10, 2013 payment of $175,000 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement.  Further, we have not spent the $500,000 in exploration expenditures under the Agreement. The Company intends to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México; however, the results of such negotiations and an outcome in our favor cannot be assured.

Also, also we have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We did not pay the $55,000 due September 5, 2013 to the eight Mexican citizens. We intend to renegotiate the 2011 Mining Option Agreement with the eight Mexican citizens; however, the results of such negotiations and an outcome in our favor cannot be assured. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. The Liz Agreement shall be exercised or finished on or before December 15, 2013. As of September 20, 2013, we have commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings. We spent $12,000 in 2012 and do not expect to spend any funds in 2013 to produce silver and gold at this property.

Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. Our US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to August 31, 2013 of $2,494,453 and have no source of operating revenue. While our management believes that the we will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of August 31, 2013, we have a working capital deficit of $95,075. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of our exploration business in Mexico.

Key Market Priorities

Our primary key market priority will be to explore our Los Amoles and Jalisco properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals. We cannot guarantee that the Los Amoles or Jalisco properties will be successful or that any project that we embark upon will be successful. Our goal is to build our Company into a successful mineral exploration and development company.

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

(dollars in thousands)

	Three Months Ended August 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	99	82	17	-20.7%
Exploration expenses	1	20	(19)	95.0%
Operating loss	(100)	(102)	2	2.0%
Other income (expense):

Interest expense	-	(1)	1	100.0%
Foreign exchange gain	-	-	-	0.0%
Total other expense	-	(1)	1	100.0%
Net loss	(100)	(103)	3	2.9%

For the Three Months ended August 31, 2013 compared to the Three Months ended August 31, 2012

We have not generated any revenues during the three months ended August 31, 2013 and August 31, 2012. The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles and Jalisco properties in 2014.

We acquired the Los Amoles property and entered into option agreements on Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the three months ended August 31, 2013 increased $17,000 to $99,000 as compared to $82,000 for the three months ended August 31, 2012. This increase related to increased legal and other expenses.

Exploration expenses for the three months ended August 31, 2013 decreased $19,000 to $1,000 as compared to $20,000 for the three months ended August 31 2012. This decrease related to reduced exploration activities.

Net loss for the three months ended August 31, 2013 was $100,000 as compared to a net loss of $103,000 for the three months ended August 31, 2012.

(dollars in thousands)

	Nine Months Ended August 31,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	279	293	(14)	4.8%
Exploration expenses	16	504	(488)	96.8%
Operating loss	(295)	(797)	502	63.0%
Other income (expense):

Interest expense	(2)	(137)	135	98.5%
Foreign exchange gain	-	-	-	0.0%
Total other expense	(2)	(137)	135	98.5%
Net loss	(297)	(934)	637	68.2%

For the Nine Months ended August 31, 2013 compared to the Nine Months ended August 31, 2012

We have not generated any revenues during the nine months ended August 31, 2013 and August 31, 2012. The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles and Jalisco properties in 2014.

We acquired the Los Amoles property and entered into option agreements on Jalisco, Ayones, Corazon, and Liz Mexico properties in order to determine whether they possess commercially exploitable quantities of gold, silver, and other metals.

General and administrative expenses for the nine months ended August 31, 2013 decreased $14,000 to $279,000 as compared to $293,000 for the nine months ended August 31, 2012. This decrease related to reduced expenses.

Exploration expenses for the nine months ended August 31, 2013 decreased $488,000 to $16,000 as compared to $504,000for the nine months ended August 31, 2012. This decrease related to reduced exploration activities.

Net loss for the nine months ended August 31, 2013 was $297,000 as compared to a net loss of $934,000 for the nine months ended August 31, 2012.

Liquidity and Capital Resources

As of August 31, 2013, we had cash of $90,000 and working capital deficit of $95,000 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $3,600,000 to fund our operating expenditures for the next twelve month period for the Los Amoles and Jalisco properties. Details are as follows:

Expenditures	Amount
Mining exploration expenses	$3,300,000
General and administration expenses	300,000
Total	$3,600,000

Operating Activities

Net cash used in operating activities for the nine month period ended August 31, 2013 was $193,000, compared with net cash used of $380,000 for the nine month period ended August 31, 2012. This amount was primarily related to a net loss of $297,000, offset by non-cash expenses of $65,000.

Investing Activities

Net cash used in investing activities for the nine month period ended August 31, 2013 was $191,000. This related to a $200,000 payment related to the acquisition of the Los Amoles property which closed March 15, 2013.

Financing Activities

Net cash provided by financing activities for the nine month period ended August 31, 2013 was $200,000. This is due to the issuance of demand promissory notes for $200,000 for the acquisition of the Los Amoles property which closed March 15, 2013.

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

Our unaudited contractual cash obligations as of August 31, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	200,000	200,000	0	0	0
Mining expenditures	5,600,000	3,300,000	2,300,000	0	0
Acquisitions	0	0	0	0	0
	$5,800,000	$3,500,000	$2,300,000	$0	$0

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of August 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of August 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended August 31, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At August 31, 2013, we had working capital deficit of $95,000 and a net loss of $2,494,000 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering reserves of commercial tonnage and grade, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated February 7, 2013 relative to our audited financial statements for the year ended November 30, 2012, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

Our management and First Majestic have substantial influence over our company.

As of September 30, 2013, Juan Miguel Ríos Gutiérrez, our CEO, either directly or indirectly, owns or controls 4.0 million shares or approximately 4.3% of our issued and outstanding common stock as of the date of this Form 10-Q.

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

We are dependent on the services of key executives, including our officers, Mark Scott and Juan Miguel Ríos Gutiérrez, and our sole director Juan Miguel Ríos Gutiérrez. Mr. Gutierrez has many years of experience and an extensive background in the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have “Key-Man” life insurance policies on our key executives. Both executives work the hours required to support the Company, which has been negatively impacted as worldwide silver market has experienced a strong decline in the prices during 2013. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

We have limited insurance.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Mining

Our Mining Operation Agreements are critical to our operations and are subject to cancellation.

We also have mining option agreements in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco. As of September 20, 2013, we have not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Property and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Property can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. and (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. As previously reported, we did not pay the $175,000 due February 10, 2013 and have not paid the August 10, 2013 payment of $175,000 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement.  Further, we have not spent the $500,000 in exploration expenditures under the Agreement. The Company intends to renegotiate the 2011 Mining Option Agreement with IMMSA Grupo México; however, the results of such negotiations and an outcome in our favor cannot be assured.

Also, also we have five mining concessions on 721 hectares surrounding the Ayones Group of Properties, called the Corazon Property. We did not pay the $55,000 due September 5, 2013 to the eight Mexican citizens. We intend to renegotiate the 2011 Mining Option Agreement with the eight Mexican citizens; however, the results of such negotiations and an outcome in our favor cannot be assured. We have a letter of intent with the Liz Property located in Ayutla, Jalisco State, Mexico. Sonora Resources is based in Guadalupe, Zacatecas, Mexico. The Liz Agreement shall be exercised or finished on or before December 15, 2013. As of September 20, 2013, we have commenced sampling work program using external geologists and surveyors to define the potential silver and gold tailings. We spent $12,000 in 2012 and do not expect to spend any funds in 2013 to produce silver and gold at this property.

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

We expect to proceed with the initial stages of exploration on our Los Amoles Property and properties in Jalisco, Mexico in 2014. Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

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

Juan Miguel Ríos Gutiérrez, our Chief Executive Officer and sole director of our Company, and Mark Scott, our Chief Financial Officer, each devote approximately less than full time on providing management services to us. If the demands on our executive officers and sole director from their other obligations increase, they may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

The Company does not have a full time Chief Financial Officer and the Company’s Chief Financial Officer has commitments to Other Companies.

The Company’s Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of three other companies.  At this time, the Company does not require a full-time Chief Financial Officer but as the Company’s operations increase, it will consider retaining a full-time CFO.

Mr. Scott serves as the Chief Financial Officer of Visualant, Inc. and WestMountain Gold Inc., as well as a consulting CFO for Sonora Resources Corp. and U.S. Rare Earths, Inc.  The latter two companies do not require any specific time commitment from Mr. Scott, and his work for these two companies is sporadic and on an as-needed basis.  Although Mr. Scott has an employment agreement WestMountain Gold Inc. to serve as full-time CFO, he works in excess of forty hours per week on a combined basis for both WestMountain Gold and Visualant, Inc. so he is able to accommodate both companies’ needs at this time.  All companies are aware of Mr. Scott’s employment by the Company and these other companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs of the Company or any of the other three companies should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company during the three months ended August 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (2)

(1) Filed herewith.
(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sonora Resources Corp. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)

Date: October 14, 2013
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: October 14, 2013	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)