Form 10-K
period 2013-11-30
Sonora Resources Corp.
filed 2014-02-21
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended November 30, 2013

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
offices)

1-877-513-7873

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Common	OTCQB
(Title of each class)	(Name of each exchange on which
registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 31, 2013 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $4,408,727.

As of February 21, 2014, the Company had 92,855,861 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Page
PART 1
ITEM 1.Description of Business	3
ITEM 1A. Risk Factors	5
ITEM 1B Unresolved Staff Comments	14
ITEM 2.Properties	14

PART I

FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as  ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as  ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015, each as further described below. As of November 30, 2013, we had cash of $19,000 and working capital deficit of $167,000 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue. We expect to cancel the Mining Option Agreement for the Ayones Property and have cancelled the Mining Option Agreement for the Corazon Property. We recorded an impairment expense of $445,000 related to the Ayones and Corazon Properties as of November 30, 2013. The Joint Venture and Benefits Agreement in Liz, Mexico expired on December 15, 2013.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $133,000 to fund our operating expenditures for the next twelve month period for the exploration of the Los Amoles Property. The exploration of the Jalisco Properties is scheduled for 2015.

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

We also have an Mining Option Agreement with First Majestic Silver Corp., an existing shareholder and creditor of the Company for the Jalisco Group of Properties (“Jalisco Properties”). The Jalisco Properties consist of mining claims totaling 5,240 hectares located in Jalisco. As of February 21, 2014, we have has not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. We expect to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. Our US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2013 of $3,027,000 and have no source of operating revenue. While our management believes that the we will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2013, we have a working capital deficit of $167,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Corporate Information

We were incorporated in the State of Nevada on December 3, 2007. Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. Our US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873. Our principal website address is located at www.sonoraresources.com. The information on our website is not incorporated as a part of this Form 10-K.

The Company’s Common Stock

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “SURE.”

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

Primary Market Risks

We are exposed to various risks related to our need for additional financing, the volatility of the price of silver, our reserve estimates, operating as a going concern, unique difficulties and uncertainties in mining exploration ventures, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

Employees

As of November 30, 2013, we had two part-time employees. The Chief Executive Officer is based out of Guadalupe, Zacatecas Mexico. The Chief Financial Officer is based out of Seattle, WA and Atlanta, GA.

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in shares of the Company’s Common Stock. The most significant risks and uncertainties known and identified by our management are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. You should acquire shares of our Common Stock only if you can afford to lose your entire investment. We make various statements in this section that constitute “forward-looking statements”. See “Forward-Looking Statements” beginning on page 5 of this report.

Risks Related to Our Company

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities, lose our properties, divest the company and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with our exploration program of the Los Amoles and Jalisco Properties. We will also require additional financing for the fees we must pay to maintain our mining option agreements and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our existing projects are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail or we could divest the company and investors could lose their entire investment.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At November 30, 2013, we had working capital deficit of $167,000 and a net loss of $3,027,000 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering sufficient reserves, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated February 21, 2014 relative to our audited financial statements for the year ended November 30, 2013, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

Our management and First Majestic have substantial influence over our company.

As of November 30, 2013, Juan Miguel Ríos Gutiérrez, our CEO, either directly or indirectly, owns or controls 4.6 million shares or approximately 4.9% as of the filing date of our issued and outstanding common stock including stock option grants totaling 625,000 shares that Mr. Gutiérrez has the right to acquire in sixty days.

First Majestic owns or controls 13.8 million shares as of the filing date or approximately 14.8% of our issued and outstanding common stock as of the filing date of our issued and outstanding common stock. In addition, First Majestic is a major creditor of the Company, which gives First Majestic additional influence and control over the Company.

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

All of our assets are located outside the United States. In addition, our sole director and Chief Executive Officer is a national and resident of a country other than the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our director and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

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

Risks Associated with Mining

Our Mining Operation Agreements are critical to our operations and are subject to cancellation and additional payments.

We have an Mining Option Agreement with First Majestic Silver Corp., an existing shareholder and creditor of the Company for the Jalisco Properties. As of February 21, 2014, we have has not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. We expect to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

We expect to cancel the Mining Option Agreement for the Ayones Property. We did not pay the $175,000 due February 10, 2013 and August 10, 2013 payment of $175,000 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement.

The failure to operate in accordance with the mining option agreements could result in the agreements being terminated or require additional payments.

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

We expect to proceed with the initial stages of exploration on our Los Amoles Property in 2014 and the properties in Jalisco, Mexico in 2015. Our exploration program outlines a budget for completion of the program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in our not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

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

Because of our limited staff, we rely on outside parties in our business operations. This could negatively impact our business development.

The Company does not have a full time Chief Financial Officer and the Company’s Chief Financial Officer has commitments to other companies.

The Company’s Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of two other companies.  At this time, the Company does not require a full-time Chief Financial Officer but as the Company’s operations increase, it will consider retaining a full-time CFO.

Mr. Scott serves as the Chief Financial Officer of Visualant, Inc. as well as a consulting CFO for U.S. Rare Earths, Inc.  The latter company does not require any specific time commitment from Mr. Scott, and his work for this company is sporadic and on an as-needed basis.  All companies are aware of Mr. Scott’s employment by the Company and these other companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs of the Company or any of the other two companies should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

GLOSSARY OF TECHNICAL TERMS

“Base Metal” means a classification of metals usually considered to be of low value and higher chemical activity when compared with the precious metals (gold, silver, platinum, etc.).  This nonspecific term generally refers to the high-volume, low-value metals copper, lead, tin, and zinc.

“Claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“Diamond Core” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“Deposit” means an informal term for an accumulation of mineral ores.

“Exploration Stage” means a prospect that is not yet in either the development or production stage

“Feasibility Study” means an engineering study designed to define the technical, economic, and legal viability of a mining project with a high degree of reliability.

“Grade” means the metal content of ore, usually expressed in troy ounces per ton (2,000 pounds) or in grams per ton or metric tons which contain 2,204.6 pounds or 1,000 kilograms.

“Mineralization” means the concentration of metals within a body of rock.

“Mining” means the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.  Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

 “Underground” means a mine working or excavation closed to the surface.

“Ore” means material containing minerals that can be economically extracted.

“Precious Metals” means any of several relatively scarce and valuable metals, such as gold, silver, and the platinum-group metals.

“Probable Reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven Reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for Proven Reserves, is high enough to assume continuity between points of observation.

“Proven Reserves” means reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established.

“Production Stage” means a project that is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

“Reclamation” means the process of returning land to another use after mining is completed.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“Reserves” means that part of a mineral deposit that could be economically and legally extracted or produced at the time of reserve determination.

“Sampling” means selecting a fractional, but representative, pare of a mineral deposit for analysis.

“Vein” means a fissure, faults or crack in the rock filled by minerals that have traveled upward from some deep source.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is $.001 par value, 500,000,000 shares authorized and as of February 21, 2014, we had 92,855,861 issued and outstanding, held by 17 shareholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 400. Each share of Common Stock entitles its holder to one vote on each matter submitted to the shareholders for a vote, and no cumulative voting for directors is permitted.  Stockholders do not have any preemptive rights to acquire additional securities issued by the Company.  As of February 21, 2014, we had 1,000,000 shares of common stock reserved for issuance upon exercise of outstanding warrants.

Nevada Agency and Transfer Company is the transfer agent and registrar for our Common Stock.

Stock Incentive Plan

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan.

On September 25, 2013, the Company filed Form S-8/A Post Effective Amendment 1 related to the 2010 Stock Option Plan.

Change in Control Provisions

Our articles of incorporation provide for a maximum of nine directors. There is no provision for classification or staggered terms for the members of the Board of Directors.

Our articles of incorporation also provide that except to the extent the provisions of Nevada General Corporation Law require a greater voting requirement, any action, including the amendment of the Company’s articles or bylaws, the approval of a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the Company’s property other than in the usual and regular course of business, shall be authorized if approved by a simple majority of stockholders, and if a separate voting group is required or entitled to vote thereon, by a simple majority of all the votes entitled to be cast by that voting group.

Our bylaws provide that only the Chief Executive Officer or a majority of the Board of Directors may call a special meeting.  The bylaws do not permit the stockholders of the Company to call a special meeting of the stockholders for any purpose.

Amendment of Bylaws

Our Board of Directors has the authority to amend our bylaws; however, the stockholders, under the provisions of our articles of incorporation as well as our bylaws, have the concurrent power to amend the bylaws.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently trades on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “SURE.” The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

Quarter Ended	High	Low
February 28, 2013	$0.20	$0.05
May 31, 2013	$0.18	$0.05
August 31, 2013	$0.08	$0.04
November 30, 2013	$0.05	$0.02

February 28, 2012	$0.48	$0.24
May 31, 2012	$0.30	$0.16
August 31, 2012	$0.22	$0.13
November 30, 2012	$0.16	$0.05

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended November 30, 2013, there were no sales of unregistered equity securities.

Performance Graph
Comparison of Cumulative Total Return

Among Sonora Resources Corp, Global X Silver Miners ETF and iShares Silver Trust ETF

11/30/09     11/30/10     11/30/11     11/30/12   11/30/13

Sonora Resources Corp	Global X Silver Miners ETF	iShares Silver Trust ETF

	11/30/2009	11/30/2010	11/30/2011	11/30/2012	11/30/2013
Sonora Resources Corp	$100.00	$2,300.00	$2,900.00	$900.00	$300.00

Global X Silver Miners ETF	$100.00	$163.38	$158.86	$255.98	$79.74

iShares Silver Trust ETF	$100.00	$151.18	$176.31	$178.29 $	$106.01

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of November 30, 2013 related to the equity compensation plan in effect at that time.

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

ITEM 6. SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended November 30, 2013 and 2012. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended,
	November 30, 2013	November 30, 2012	November 30, 2011	November 30, 2010	November 30, 2009

STATEMENT OF OPERATIONS DATA:
Revenue	$-	$-	$-	$-	$11,254
Net loss	(830,255)	(934,943)	(1,153,748)	(80,849)	(17,866)
Net loss applicable to Sonora Resources Corp. common shareholders	(830,255)	(934,943)	(1,153,748)	(80,849)	(17,866)
Net loss per share	(0.01)	(0.01)	(0.01)	-	-

BALANCE SHEET DATA:
Total assets	4,155,731	4,536,250	3,965,749	300,750	2,130
Stockholders' equity (deficit)	3,871,421	4,490,075	3,520,593	297,011	(21,629)

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

Plan of Operation

We were incorporated under the laws of the State of Nevada on December 3, 2007. We are a mining exploration company focused on the acquisition and development of prospective silver and gold opportunities in Mexico. On July 12, 2011, we established a 100% owned subsidiary, Finder Plata S.A. de C.V. ("Finder Plata") for the development of our exploration business in Mexico.

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015, each as further described below. As of November 30, 2013, we had cash of $19,000 and working capital deficit of $167,000 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue. We expect to cancel the Mining Option Agreement for the Ayones Property and have cancelled the Mining Option Agreement for the Corazon Property. We recorded an impairment expense of $445,000 related to the Ayones and Corazon Properties as of November 30, 2013. The Joint Venture and Benefits Agreement in Liz, Mexico expired on December 15, 2013.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $133,000 to fund our operating expenditures for the next twelve month period for the exploration of the Los Amoles Property. The exploration of the Jalisco Properties is scheduled for 2015.

On March 15, 2013, we closed the Asset Purchase Agreement with Yale Resources to purchase all of the rights, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Los Amoles Property”). We purchased the Los Amoles Property from Yale by issuing 1,000,000 of restricted SURE common shares and paying $200,000 in cash. We have commenced an underground work program at the Los Amoles Property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

We also have an Mining Option Agreement with First Majestic, an existing shareholder and creditor of the Company for the Jalisco Properties. The Jalisco Properties consist of mining claims totaling 5,240 hectares located in Jalisco. As of February 21, 2014, we have has not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. We expect to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. Our US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2013 of $3,027,000 and have no source of operating revenue. While our management believes that the we will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2013, we have a working capital deficit of $167,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

We also have an Mining Option Agreement with First Majestic Silver Corp., an existing shareholder and creditor of the Company for the Jalisco Group of Properties (“Jalisco Properties”). The Jalisco properties consist of mining claims totaling 5,240 hectares located in Jalisco. As of February 21, 2014, we have has not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. We expect to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. Our US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2013 of $3,027,000 and have no source of operating revenue. While our management believes that the we will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of November 30, 2013, we have a working capital deficit of $167,000. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Results of Operations

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.
(dollars in thousands)

	Years Ended November 30,
	2013	2012	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	365	277	(88)	31.8%
Exploration expenses	18	520	502	-96.5%
Impairment of mining interest- Ayones and Corazon	445	-	(445)	-100.0%
Operating loss	(828)	(797)	(31)	-3.9%
Other income (expense):

Interest expense	(2)	(138)	136	98.6%
Total other expense	(2)	(138)	136	98.6%
Net loss	(830)	(935)	105	11.2%

For the year ended November 30, 2013 compared to the year ended November 30, 2012

We have not generated any revenues during the years ended November 30, 2013 and 2012. The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015.

General and administrative expenses for the year ended November 30, 2013 increased $88,000 to $365,000 as compared to $277,000 for the year ended November 30, 2012. This increase related to increased stock based compensation expense of $79,000 and other general and administrative expense of $9,000.

Exploration expenses for the year ended November 30, 2013 decreased $502,000 to $18,000 as compared to $520,000 for the year ended November 30, 2012. This decrease related to reduced exploration activities during the year ended November 30, 2013.

We expect to cancel the Mining Option Agreement for the Ayones Property and have cancelled the Mining Option Agreement for the Corazon Property. We recorded an impairment expense of $445,000 related to the Ayones and Corazon properties as of November 30, 2013.

The net loss for the year ended November 30, 2013 was $830,000 as compared to a net loss of $935,000 for the year ended November 30, 2012.

Liquidity and Capital Resources

As of November 30, 2013, we had cash of $19,000 and working capital deficit of $167,000 as compared to cash of $293,000 and a working capital of $347,000 as of November 30, 2012. This decrease in our working capital is primarily due to operating losses. We have incurred operating losses since inception, and this is likely to continue. We expect to cancel the Mining Option Agreement for the Ayones Property and have cancelled the Mining Option Agreement for the Corazon Property. We recorded an impairment expense of $445,000 related to the Ayones and Corazon properties as of November 30, 2013. The Joint Venture and Benefits Agreement in Liz, Mexico expired on December 15, 2013.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, we do not generate any revenue and expect to incur significant operating and capital expenses. Management projects that we may require an additional approximately $433,000 to fund our operating expenditures for the next twelve month period for the Los Amoles Property. The exploration of the Jalisco Properties is scheduled for 2015.

Details are as follows:

Expenditures	Amount
Mining exploration expenses	$133,000
General and administration expenses	300,000
Total	$433,000

Operating Activities

Net cash used in operating activities for the year ended November 30, 2013 was $267,000, compared with net cash used of $476,000 for the year ended November 30, 2013. This amount was primarily related to a net loss of $830,000, offset by non-cash expenses of $524,000.

Investing Activities

Net cash used in investing activities for the year ended November 30, 2013 was $200,000. This related to a $200,000 payment related to the acquisition of the Los Amoles Property which closed March 15, 2013.

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2013 was $200,000. This is due to the issuance of demand promissory notes for $200,000 for the acquisition of the Los Amoles Property which closed March 15, 2013.

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

Our unaudited contractual cash obligations as of November 30, 2013 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	200,000	200,000	0	0	0
Mining expenditures	246,000	123,000	123,000	0	0
Acquisitions	0	0	0	0	0
	$446,000	$323,000	$123,000	$0	$0

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. As of November 30, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended November 30, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as  (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of November 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: We have a board which consists of the Chief Executive Officer and we do not have an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures. We expect to expand the board and establish an audit committee during 2014.

b) Changes In Internal Control Over Financial Reporting

During the quarter ended November 30, 2013, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of November 30, 2013 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Juan Miguel Ríos Gutiérrez	/s/ Mark Scott
Juan Miguel Ríos Gutiérrez	Mark Scott
Chief Executive Officer	Chief Financial Officer

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of November 30, 2013, the name, age, and position of each executive officer and director and the term of office of each director of the Company, as well as certain biographical information, is set forth below.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Positions and Offices Held	Since
Juan Miguel Ríos Gutiérrez	54	Director, Chief Executive Officer and Secretary	January 21, 2011

Mark Scott	60	Chief Financial Officer	June 15, 2011

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

Other Executive Officers

Mark Scott

Mr. Scott has significant financial, capital market and relations experience in public microcap gold, silver and technology companies.  Mr. Scott currently serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010; (ii) Chief Financial Officer of Sonora Resources Corp., a consulting position he has held since June 2011; and (iii) Chief Financial Officer of U.S. Rare Earths, Inc. a consulting position he has held since December 2011.

Mr. Scott previously served as Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 28, 2011 and as a consultant from December 2010 until his resignation on December 31, 2013. Mr. Scott also previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

Committees of the Board of Directors

There were no Compensation, Audit or Nominating Committees in 2013. The Board plans to form committees during 2014. However, that is subject to the Company being able to recruit qualified individuals to serve as Directors of the Company. We will be seeking independent directors in 2014, but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the Code of Conduct and Ethics (the “Code of Conduct”), which are available at www.sonoraresources.com. These standards were adopted by the Board to promote transparency and integrity. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year that ended on November 30, 2013. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

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

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. Currently, the Board consists of the Juan Miguel Ríos Gutiérrez, the Chief Executive Officer. We will be seeking independent directors in 2014, but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

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

Executive Compensation Components for the Year Ended November 30, 2013

The Board did not use a formula for allocating compensation among the elements of total compensation during the fiscal year that ended on November 30, 2013. The Board believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For fiscal 2013, the principal components of compensation for named executive officers were consulting fees.

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

Performance-Based Incentive Compensation

The Board believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of our named executive officers are eligible to receive performance-based incentive compensation. The Board did not recommend or approve payment of any performance-based incentive compensation to the named executive officers during 2013 based on our financial condition.

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

Mr. Gutiérrez, the Company’s Chief Executive Officer and Mr. Scott, the Company’s Chief Financial Officer, did not receive a stock option grant during the year ended November 30, 2013.

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

Currently, we have Consulting Agreements with Juan Miguel Ríos Gutiérrez and Mark Scott which are discussed at page 34. The Consulting Agreements do not contain potential payments upon termination.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as  (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

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

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer and the chief financial officer for the fiscal years then ended November 30, 2013, 2012 and 2011.

						Non-Equity
						Incentive
					Stock	Plan	Option	Other
			Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name	Principal Position		($)	($)	($) (3)	($)	($) (3)	($)	($)

Juan Miguel Ríos Gutiérrez (1)	Director, Chief Executive	11/30/2013	$60,000	$-	$-	$-	$-	$-	$60,000
	Officer and Secretary	11/30/2012	$60,000	$-	$-	$-	$-	$-	$60,000
		11/30/2011	$49,167	$-	$-	$-	$140,000	$-	$189,167

Mark Scott (2)	Chief Financial Officer	11/30/2013	$48,000	$-	$23,937	$-	$-	$12,063	$84,000
		11/30/2012	$48,000	$-	$22,513	$-	$-	$13,487	$84,000
		11/30/2011	$20,667	$-	$9,000	$-	$-	$7,500	$37,167

(1)  The 2013, 2012 and 2011 amounts for Mr. Gutiérrez include consulting fees paid from January 21, 2011 to November 30, 2013. The Board compensated Mr. Gutiérrez with a monthly consulting fee of $5,000. The 2011 stock option grant amount reflects 1,000,000 shares issued by us on January 21, 2011 at the grant date market value of $0.14 per share.

(2)  The 2013, 2012 and 2011 amounts for Mr. Scott include consulting fees paid from June 15, 2011 to November 30, 2013. The 2011 stock award amount for Mr. Scott reflects 14,600 shares of restricted common stock issued by the Company on September 15, 2011 at the average close price of $0.616 per share. The 2012 stock award amount for Mr. Scott reflects (i) 33,237 shares of restricted common stock issued by the Company on January 16, 2012 at the average close price of $0.361 per share; and (ii) 37,285 shares of restricted common stock issued by the Company on April 30, 2012 at the average close price of $0.282 per share. The 2013 stock award amount for Mr. Scott reflects 170,979 shares of restricted common stock issued by the Company on January 3, 2013 at the average close price of $0.14 per share.  The other compensation reflects the Restricted Stock Award Agreement with Mr. Scott whereby he receives shares of Company common stock equaling US $3,000 per month.

(3) These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

Grants of Stock Based Awards in Fiscal Year Ended November 30, 2013

The Board did not provide performance-based incentive compensation paid to the named executive officers during 2013 based on our financial condition.

Outstanding Equity Awards as of Fiscal Year Ended November 30, 2013

There were the following outstanding equity awards as of November 30, 2013:

	Options Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexpired Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($)		(#)	($)	(#)	($)

Juan Miguel Ríos Gutiérrez	375,000	625,000	-	$0.20	1/21/2016	$-	$-	$-	$-

Mark Scott	-	-		$-		$-	$-	$-	$-

(1)	Mr. Gutiérrez’s stock option grant vests at 125,000 shares every six months.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock options during the year ended November 30, 2013.

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

On June 15, 2011, we entered into Consulting and Restricted Stock Award Agreements whereby Mr. Scott was appointed Chief Financial Officer of the Company (the “Scott Agreements”). Pursuant to the Scott Agreements, Mr. Scott receives: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month. As of November 30, 2013, the Company accrued compensation of $33,000 related to the Restricted Stock Award Agreement with Mr. Scott.

Potential Payments Upon Termination or Change in Control

The Consulting Agreements with the named executive officers have no provisions providing for severance payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of November 30, 2013 by:

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

	November 30, 2013
	Shares Beneficially Owned
	Amount	%
Directors and Officers-
Juan Miguel Ríos Gutiérrez (1)	4,625,000	4.9%
Mark Scott (2)	256,101	*
Total Directors and Officers (2 in total)	4,881,101	5.3%

	November 30, 2013
	Shares Beneficially Owned
	Amount %
Greater Than 5% Ownership
First Majestic Silver Corp (3)	13,750,000	14.8%
1805-925 West Georgia Street
Vancouver, BC Canada V6C 3L2.

(1) Reflects the shares beneficially owned by Juan Miguel Ríos Gutiérrez, including stock option grants totaling 625,000 shares that Mr. Gutiérrez has the right to acquire in sixty days.
(2) Reflects the shares beneficially owned by Mark Scott.
(3) Reflects the shares beneficially owned by First Majestic as stated in a Schedule 13D/A filed with the SEC on May 15, 2012, and which has subsequently confirmed the ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Related party transactions for the year ended November 30, 2013 are detailed in Note 3 to the Company’s Financial Statements filed with this Form 10-K.

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

Director Independence

The Board does not have an independent director. We will be seeking independent directors in 2014 but no assurance can be given that we will be able to attract qualified individuals who will be willing and able to serve as independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Board has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Board subject to certain restrictions. The policy sets out the specific services pre-approved by the Board and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Board’s responsibilities under the Exchange Act. During fiscal year ended November 30, 2013, the Board pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

We engaged PMB Helin Donovan LLP to perform an annual audit of our financial statements for the fiscal years ended November 30, 2013 and 2012. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

	Years Ended,
	November 30, 2013	November 30, 2012	November 30, 2011
Audit fees	$12,500	$10,300	$-
Audit related fees	14,900	13,000	9,522
Tax fees	-	-	-
All other fees	-	-	-

	$27,400	$23,300	$9,522

“Audit Fees” are fees paid to PMB for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees billed by PMB to us for services not included in the first category, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns. PMB does not provide tax compliance services.

- “There were no all other fees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the Company.

Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the fiscal year ended November 30, 2013 its executive officers, directors and 10% holders complied with all filing requirements.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of November 30, 2013 and 2012	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended November 30, 2013 and 2012 and the period from inception of December 3, 2007 to November 30, 2013 (unaudited)	F-3
Consolidated Statements of Changes in Stockholders' Equity for the years ended November 30, 2013 and 2012 and the period from inception of December 3, 2007 to November 30, 2013 (unaudited)	F-4
Consolidated Statements of Cash Flows for the for the years ended November 30, 2013 and 2012 and the period from inception of December 3, 2007 to November 30, 2013 (unaudited)	F-5
Notes to the Consolidated Financial Statements	F-6

(b) EXHIBITS:

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on December 13, 2009).

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S-1 filed on December 13, 2009).

3.3	Certificate of Amendment (incorporated by reference to an exhibit to our current report on Form 8- K filed on November 29, 2010).

4.1	Stock Option Plan (incorporated by reference to an exhibit to our Form S1/A1 filed on September 20, 2013).

10.1	Option Agreement dated November 26, 2010 with Yale Resources Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K filed on November 29, 2010)

10.2	Consulting Agreement dated January 18, 2011 with Juan Miguel Ríos Gutiérrez (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 26, 2011). *

10.3	Mining Option Agreement dated April 15, 2011 with First Majestic Silver Corp. (incorporated by reference to an exhibit to our current report on Form 8-K filed on April 28, 2011).

10.4	Consulting Agreement dated June 15, 2011 by and between Sonora Resources Corp. and Mark Scott (incorporated by reference to an exhibit to our current report on Form 8-K filed on June 16, 2011).

10.5
Mining Option Agreement dated August 10, 2011 by and between Finder Plata S.A. de C.V. and Industrial Miners Mexico, S.A. de C.V.(incorporated by reference to an exhibit to our Form 10-Q for the period ended August 31, 2011 and filed with the SEC on October 7, 2011).

10.6
Additional Agreement dated August 2, 2012 by and between Finder Plata SA de CV and Industrial Minera Mexico, S.A. DE C.V. (incorporated by reference to an exhibit to our Form 10-Q dated August 31, 2012 and filed on October 5, 2012.

10.7
Asset Purchase Agreement dated February 15, 2013 by and between Sonora Resources Corp. and Yale Resources Ltd and related Mexican subsidiaries (incorporated by reference to an exhibit to our current report on Form 8-K dated February 15, 2013 and filed with the SEC on February 20, 2013).

10.8
Asset Purchase Agreement dated February 15, 2013 by and between Sonora Resources Corp. and Yale Resources Ltd and related Mexican subsidiaries (incorporated by reference to an exhibit to our current report on Form 8-K dated February 15, 2013 and filed with the SEC on February 20, 2013).

10.9
Promissory Note dated March 15, 2013 by and between Sonora Resources Corp. and First Majestic Silver Corp. (incorporated by reference to an exhibit to our current report on Form 8-K dated March 15, 2013 and filed with the SEC on March 20, 2013).

21.1	Subsidiary of Registrant. Filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonora Resources Corp.:

We have audited the accompanying consolidated balance sheets of Sonora Resources Corp. (the “Company”) (an exploration stage company) as of November 30, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended November 30, 2013 and 2012. The cumulative period from inception (December 3, 2007) through November 30, 2013 is presented as unaudited. Sonora Resources Corp. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonora Resources Corp. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit during the exploration stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 21, 2014
Seattle, Washington

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	November 30, 2013	November 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,263	$293,395
Consumption and deferred tax receivable	84,702	82,244
Prepaid expense	13,766	17,238
Total current assets	117,731	392,877

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	638,000	298,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000
Mining interest- Ayones and Corazon	-	445,373

TOTAL ASSETS	$4,155,731	$4,536,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$84,310	$46,175
Demand promissory notes	200,000	-
Total current liabilities	284,310	46,175

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 92,855,861 and 91,684,882 shares issued and outstanding at 11/30/13 and 11/30/12, respectively	47,306	46,135
Additional paid in capital	6,858,724	6,641,227
(Deficit) accumulated during the exploration stage	(3,027,424)	(2,197,169)
Unrealized gain (loss)	(7,185)	(118)
Total stockholders' equity	3,871,421	4,490,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,155,731	$4,536,250

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORPORATION AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended,		December 3, 2007 (Inception)
	November 30, 2013	November 30, 2012	to November 30, 2013
			(Unaudited)
REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	365,407	277,064	1,310,586
EXPLORATION EXPENSE	18,024	519,760	722,411
IMPAIRMENT OF MINING INTEREST- AYONES AND CORAZON	444,634	-	444,634
(LOSS) BEFORE OTHER EXPENSE	(828,065)	(796,824)	(2,474,563)

OTHER INCOME (EXPENSE):
Interest expense	(2,190)	(138,119)	(554,130)
Foreign exchange gain (loss)	-	-	1,269
Total other expense	(2,190)	(138,119)	(552,861)

NET LOSS BEFORE INCOME TAX	(830,255)	(934,943)	(3,027,424)

INCOME TAX	-	-	-

NET LOSS	(830,255)	(934,943)	(3,027,424)

GAIN ON CURRENCY TRANSLATION	-	33,499	33,499

COMPREHENSIVE LOSS	$(830,255)	$(901,444)	$(2,993,925)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	92,555,471	93,714,946

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Deficit)
			Additional	Accumulated	Other Comprehensive	Total
	Common Stock		Paid in	During the	Gain	Stockholders'
	Shares	Amount	Capital	Exploration Stage	or (Loss)	Equity

Balance as of November 30, 2010 (Unaudited)	85,250,000	39,700	365,789	(108,478)	-	297,011

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	10,000,000	10,000	3,390,000	-	-	3,400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	400,000	400	185,600	-	-	186,000
Convertible note equity conversion feature	-	-	400,000	-	-	400,000
Common stock issued for cash under private placements net of cost	1,000,000	1,000	249,000	-	-	250,000
Stock based compensation expense	-	-	167,446	-	-	167,446
Issuance of common stock for services	14,600	15	7,486	-	-	7,501
Net (loss) for the period	-	-	-	(1,153,748)	(33,617)	(1,187,365)

Balance as of November 30, 2011	96,664,600	$51,115	$4,765,321	$(1,262,226)	$(33,617)	$3,520,593

Common stock issued to First Majestic Silver Corp related to Mining Option Agreement	2,000,000	2,000	398,000	-	-	400,000
Common stock issued to Yale Resources Ltd related to Mining Option Agreement	200,000	200	15,800	-	-	16,000
Conversion of demand promissory notes	2,549,760	2,550	754,790	-	-	757,340
Common stock issued for cash under private placements net of cost	3,700,000	3,700	736,300	-	-	740,000
Stock based compensation expense	-	-	(64,947)	-	-	(64,947)
Issuance of common stock for services	70,522	70	22,463	-	-	22,533
Forfeiture of common stock	(13,500,000)	(13,500)	13,500	-	-	-
Net (loss) for the period	-	-	-	(934,943)	33,499	(901,444)

Balance as of November 30, 2012	91,684,882	$46,135	$6,641,227	$(2,197,169)	$(118)	$4,490,075

Common stock issued to Yale Resources Ltd related to Mining Option Agreement	1,000,000	1,000	139,000	-	-	140,000
Stock based compensation expense	-	-	54,668	-	-	54,668
Issuance of common stock for services	170,979	171	23,829	-	-	24,000
Net (loss) for the period	-	-	-	(830,255)	(7,067)	(837,322)

Balance as of November 30, 2013	92,855,861	$47,306	$6,858,724	$(3,027,424)	$(7,185)	$3,871,421

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Years Ended,		(Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(830,255)	$(934,943)	$(3,027,424)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock based compensation expense	54,668	(64,947)	157,167
Accrued interest on convertible note	-	152,340	566,586
Issuance of common stock for services and exploration expenses	24,000	422,533	446,533
Impairment of mining interest- Ayones and Corazon	445,373	-	445,373
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:			-
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	(2,458)	(51,968)	(88,004)
Prepaid expenses	3,472	9	(10,942)
Accounts payable - trade and accrued expenses	38,135	1,019	47,841
CASH (USED IN) OPERATING ACTIVITIES	(267,065)	(475,957)	(1,456,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	(200,000)	(237,743)	(653,701)
NET CASH (USED IN) INVESTING ACTIVITIES:	(200,000)	(237,743)	(653,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	740,000	1,026,500
Convertible demand promissory notes	-	205,000	605,000
Demand promissory notes	200,000	-	500,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	945,000	2,141,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	(7,067)	-	(11,476)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(274,132)	231,300	19,263

CASH AND CASH EQUIVALENTS, beginning of period	293,395	62,095	-

CASH AND CASH EQUIVALENTS, end of period	$19,263	$293,395	$19,263

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to mining option agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to acquisition of Los Amoles property	$140,000	$16,000	$372,000
Common stock issued for the conversion of demand promissory notes	$-	$605,000	$905,000

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

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015, each as further described below.

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

The Company also has an Mining Option Agreement with First Majestic Silver Corp., an existing shareholder and creditor of the Company for the Jalisco Group of Properties (“Jalisco Properties”). The Jalisco Properties consist of mining claims totaling 5,240 hectares located in Jalisco. As of February 21, 2014, the Company has not spent any funds on the properties. The Company is required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. The Company expects to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

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

The Company has incurred a cumulative net loss since inception on December 3, 2007 to November 30, 2013 of $3,027,424 and has no source of operating revenue. While the Company’s management believes that the Company will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of November 30, 2013, the Company had no deposits in excess of $250,000.

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

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment in accordance with FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, these assets are tested for recoverability annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. The Company expects to cancel the Mining Option Agreement for the Ayones Property and has cancelled the Mining Option Agreement for the Corazon Property. The Company recorded an impairment expense of $445,000 related to the Ayones and Corazon Properties as of November 30, 2013.

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of November 30, 2013, the Company does not have any asset retirement obligations.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the year ended November 30, 2013, our only component of comprehensive income (loss) was foreign currency translation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2013 and 2012, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share.

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

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  The Company does not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  The Company does not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

3. Agreements

Summary

The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, he Company made the decision in September 2013 to focus on the Los Amoles and Jalisco Properties in 2014.

Our President & CEO Juan Miguel Ríos Gutiérrez holds an MBA in P.Eng., Mining and Metallurgical. He has worked for twenty years in management and on projects at Peñoles, the largest mining operation in Mexico. Mr. Juan Miguel Ríos Gutiérrez was the fourth employee at First Majestic Silver Corp. (“First Majestic” or “FMSC”) and helped build that company from a junior mining exploration company on the TSXV and NYSE to a major global silver producer. Mr. Gutierrez held the General Manager position at four of the First Majestic mining units in Mexico.

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

The Company’s properties do not have any known reserves and the Company’s proposed activities are exploratory in nature. The Company expects to finance its plan through investors and First Majestic.

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

Year (Pesos per hectare)
1-2 years 5.70
3-4 years 8.52
5-6 years 17.62
7-8 years 35.45
9-10 years 70.88
After 10 years 124.74

The Company expects to prepare detailed project budgets for the Los Amoles and Jalisco Properties during 2014, subject to the availability to cash.

Mining Option Agreement – Los Amoles, Mexico Property (unaudited)

On November 26, 2010, the Company entered into the definitive Option Agreement with Yale Resources Ltd (“Yale Resources”), a company incorporated under the laws of the Province of British Columbia, to acquire a 70% interest in its wholly owned Los Amoles property located 150 kilometers from Villa Hidalgo, Sonora State, Mexico. The Los Amoles Property consists of Los Amoles 2 “Title 236113” and “Los Amoles 3 Fracc. I” Title 238 claims covering a total of 1,630 hectares. Yale Resources subsidiary Minera Alta Vista S.A. de C.V was granted a mining concession for the above properties. The Los Amoles Property is accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2014. The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis. Expenditures were $14,594 for 2013.

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

The Company acquired a 100% interest in the Los Amoles Property from Yale and canceled the Option Agreement dated November 26, 2010.  Pursuant to the Option Agreement, Sonora would have been required to incur the remaining exploration expenditures and to issue the remaining 200,000 common shares to acquire a 70% undivided beneficial and legal interest in the Los Amoles Property.

The geology of the area of is composed mainly of extrusive and intrusive rocks believed to be of Tertiary age. These rocks are then covered by alluvium and conglomerates. In the State of Sonora and nearby Los Amoles there are several operating open pit, bulk tonnage mines in production; one of them is La Caridad open pit copper porphyry complex owned by Southern Copper-Grupo Mexico. To date it is believed that several geological, geochemical and geophysical surveys have been conducted on and around the Los Amoles Property area.

The Company has commenced an underground work program using the Yale geologists and completed a partial “geophisic IP” in the area, a geologic report by an independent geologist to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014. The Company spent a total of $14,594 during 2013 to maintain and explore the Los Amoles Property.

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

The Company commenced an underground work program at the Los Amoles Property in 2012 and completed a geologic report to define the potential vein structure and outcroppings.

The Company expects to spend $123,000 during 2014 to explore the properties.

The Los Amoles Property does not have any known reserves and the Company’s proposed activities are exploratory in nature. All costs related to the Agreement have been recorded as exploration expenses.

Mining Option Agreement- Jalisco, Mexico Property

On April 15, 2011, the Company entered into an Mining Option Agreement with First Majestic Silver Corp. (NYSE:AG and TSX:FR, “First Majestic”) and Minera El Pilon S.A. de C.V., a subsidiary of First Majestic, whereby the Company has been granted an option (the “Option”) to acquire up to a 90% interest in the following certain mineral properties wholly owned by First Majestic located in the state of Jalisco, Mexico (the “Jalisco Properties”).

The Jalisco Properties are accessible by truck. It is our understanding that no government permits or reclamation requirements are expected during 2013. First Majestic has paid for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis.

The geology of the area of the Jalisco Properties lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops To date it is believed that several geological, geochemical and geophysical surveys have been conducted on and around the Jalisco Properties areas.

In consideration for the Option, the Company agreed to:

(a)	issue an aggregate of 10,000,000 shares of common stock with a fair market value of $0.34 per common share to First Majestic upon execution of the agreement (issued);
(b)	incur an aggregate of $3,000,000 over the first three years to earn a 50% interest in the Jalisco Properties (the “First Option”);
(c)
upon the exercise of the First Option, the Company will have the sole and exclusive option (the “Second Option”) to acquire an additional 20% interest in and to the Jalisco Properties by incurring an additional $2,000,000 no later than the fifth anniversary of the Agreement; and

(d)
upon the exercise of the Second Option, the Company will have the sole and exclusive option to acquire an additional 20% interest in and to the Jalisco Properties by completing a bankable feasibility study no later than the seventh anniversary of the Agreement.

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

Upon the fulfillment of the above conditions, the Company would own an undivided 50% to 90% interest in the Jalisco Properties as tenants in common, with a 50% to 10% participating interest to be retained by First Majestic.

As of November 30, 2013, the Company has not spent any funds on the Jalisco Properties. The Company is required to spend $3,000,000 by April 15, 2014 and an additional $2,000,000 by April 15, 2016 to explore the properties. The Company expects to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

This Jalisco Properties does not have any known reserves and the Company’s proposed activities are exploratory in nature. Any costs related to the Agreement will be recorded as exploration expenses.  As of November 30, 2013, the Company has not earned its 50% interest and does not control the Jalisco Properties.

Mining Option Agreement- Ayones, Mexico Property (unaudited)

On August 10, 2011, the Company entered into a Mining Option Agreement (“Grupo Agreement”) with IMMSA Grupo México. Under the terms of the Grupo Agreement, they granted the Company an option to acquire a 100% interest in certain mining properties representing the Ayones Property (“Ayones Property”) located 15 kilometers from the municipality of Etzatlan, Jalisco State, Mexico. The Ayones Property consists of “Ayones” Title. 195743, surface 19.0932 hectares and “Ayones 4” Title. 184155 surface 28.7280 hectares. The Ayones Property is accessible by truck. It is the Company’s understanding that no government permits or reclamation requirements are expected during 2013.  The Company is responsible for all maintenance obligation and other expenses related to the properties. The maintenance obligations are paid on a semiannual basis.

The geology of the area of the Ayones Property lies at the southern part of the Sierra Madre Occidental province, which is the largest physiographic province in México.  This belt of rocks is 200 to 300 km wide, and extends for 1,200 km in a southeast direction parallel to the Gulf of California from the US and Mexican frontier into central México.  It forms a dissected plateau with maximum elevation in excess of 3,000 m.  Lithological units within this area comprise a lower volcanic sequence approximately 1 km thick of andesitic composition and of late Cretaceous to mid Tertiary age overlying folded Mesozoic or late Paleozoic strata. Local geology consists predominately of Tertiary age felsic tuff and related rocks. Elsewhere in the immediate district there are localized but significant areas of volcanic breccia, basalt and andesite also of Tertiary age. The ore deposits are considered as epitermal type with characteristics of low to intermediate sulphidation (Au-Ag+Pb-Zn-Cu). The mineralized structures occur as veins, stockworks and some disseminated bodies with ore-shoot along their outcrops. To date that several geological, mapping and sampling of old workings and old ore shoots, diamond drill hole campaign and surveying have been conducted on and around the Property area by Grupo Mexico in 1987-1988. Historic production on the Ayones Property by the Amparo Mining company in the Mazata Mine yielded over 700,000 tons with grade over 3-5 g/ton gold and 500 g/t silver in ephitermal veins. The Mazata mine mineralization has been characterized as deep epithermal or mesothermal and could have significant extent down dip and along strike.  Furthermore, there is potential to develop a number of continuous high-grade veins forming a highly attractive mining silver and gold target.

Ayones location.

Proyecto Ayones
TEQUILA
ETZATLAN
La Vega
DE AMECA
GUADALAJARA
0
5
15
25 km

MINERA SURMEX, S.A. de C.V.

LOCALIZACION DEL PROYECTO AYONES

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

The Company did not pay the $175,000 due February 10, 2013 and August 10, 2013 payment of $175,000 to IMMSA Grupo México under the August 10, 2011 Mining Option Agreement.

In addition, Finder Plata is required to spend a total of $1 million in exploration expenditures on the Ayones Property as follows:

$200,000 within twelve months of execution of the Grupo Agreement ($12,818 was spent); an additional $300,000 on or before the second anniversary of execution of the Grupo Agreement ($1,612 as spent); and an additional $500,000 on or before the third anniversary of execution of the Grupo Agreement.

On August 2, 2012, the parties signed an Additional Agreement extending the remaining $187,182 of the $200,000 of exploration expenditures due within twelve months of execution of the Grupo Agreement to the second anniversary of the execution of the Grupo Agreement. The Company did not spent the $500,000 in exploration expenditures under the Agreement.

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

The Ayones Property does not have any known reserves. All costs related to the Agreement have been recorded as exploration expenses.   The Company intends to terminate the 2011 Mining Option Agreement with IMMSA Grupo México and return the properties; however, the results of such negotiations and an outcome in the Company’s favor cannot be assured. As of November 30, 2013, the Company has not earned its 100% interest and does not control the Ayones Property. The Company recorded an impairment of $235,000 related to the Ayones Property as of November 30, 2013.

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

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owners (“Corazon Owner’s”), Finder Plata has the right to purchase 100.0% for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011. The Company terminated the Corazon Agreements on November 25, 2013, with execution dated January 4, 2014. The Company recorded an impairment of $210,373 related to the Corazon Property as of November 30, 2013.

Joint Venture and Benefits Agreement- Liz, Mexico Property

On May 17, 2012, Finder Plata entered into a Joint Venture and Benefits Agreement (“Liz Agreement”) with Mr. Ramiro Romero Aguirre, a Mexican citizen. Under the terms of the Liz Agreement, Finder Plata was granted the rights to acquire, process on sight and sale the mineral products obtained from the old dumps located on  which are expected to contain silver and gold contents in Liz mining claim title 216028 and on surface of land owned by Mr. Romero. The Liz project located in the municipality of Ayutla, Jalisco State, Mexico. The mining properties are next to the Jalisco Properties and contain silver and gold tailings. The Liz Agreement expired on December 15, 2013.

4. Demand Promissory Notes

First Majestic, an existing shareholder, loaned the Company US$30,000 pursuant to a Demand Promissory Note dated February 19, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per annum for a maximum of six (6) months. As of November 30, 2013, the Company owes accrued interest of $910.

First Majestic, an existing shareholder, loaned the Company US$170,000 pursuant to a Demand Promissory Note dated March 15, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per annum until the Demand Promissory Note is repaid. As of November 30, 2013, the Company owes accrued interest of $4,723.

5. Capital Stock

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

Except as indicated, the following transactions were to accredited investors. All issuances to accredited and non-accredited investors were structured to comply with the requirements of the safe harbor afforded by Rule 506 of Regulation D.

The Company had the following equity transactions during the year ended November 30, 2012.

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

The Company had the following equity transactions during the year ended November 30, 2013.

On January 3, 2013, the Company issued 170,979 shares of restricted common stock at $0.14 per share for a total value of $24,000 related to Mr. Scott's June 15, 2011 Consulting Agreement. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on January 4, 2013 with regard to this stock issuance.

On March 15, 2013, the Company issued 1,000,000 shares of restricted common stock to Yale Resources, a non-accredited investor, related to an Asset Purchase Agreement dated February 15, 2013. The stock was valued at $0.14 per share for a total value of $140,000. The shares do not have registration rights. A notice filing under Regulation D was filed with the SEC on April 4, 2013 with regard to this stock issuance.

A summary of the warrants issued as of November 30, 2013 was as follows:

	November 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,000,000	$0.350
Issued	-	-
Outstanding at November 30, 2013	1,000,000	$0.350
Exercisable at end of period	1,000,000

A summary of the status of the warrants outstanding as of November 30, 2013 was as follows:

November 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,000,000	0.58	$ 0.350	1,000,000	$ 0.350

As of November 30, 2013, vested warrants of 1,000,000 had no aggregate intrinsic value.

6. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and mature on January 19, 2014 and 1,000,000 such options granted to the  president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the year ended November 30, 2013, the Company recorded stock based compensation of $54,668 in connection with the stock options granted during the period.

On September 25, 2013, the Company filed Form S-8/A Post Effective Amendment 1 related to the 2010 Stock Option Plan.

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

A summary of the changes in stock options for the period ended November 30, 2013 is presented below:

	November 30, 2013
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at November 30, 2012	1,400,000	$0.200
Issued	-	-
Outstanding at November 30, 2013	1,400,000	$0.200
Exercisable at end of period	1,025,000

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

November 30, 2013
Expected volatility	167.15%-185.32%
Risk-free interest rate	1.185%-2.05%
Expected life	3-5 years
Dividend yield	2%

A summary of weighted average fair value of stock options granted during the period ended November 30, 2013 as follows:

	November 30, 2013
	Weighted Average	Weighted Average
	Exercise Price	Fair Value
Exercise price is greater than market price at grant date:	$0.20	$0.04

The Company has the following options outstanding and exercisable:

November 30, 2013
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,400,000	1.26	$ 0.200	1,025,000	$ 0.200

There is no aggregate intrinsic value of the exercisable options as of November 30, 2013. As of November 30, 2013, the total compensation of $62,833 for unvested shares is to be recognized over the next 1.26 years.

7. Related Party Transactions

Related party transactions, including transactions with First Majestic, are discussed in other Notes.

8. Commitments, Contingencies and Legal Proceedings

There are no pending legal proceedings against the Company that are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

On January 21, 2011, the Company entered into a consulting agreement with Juan Miguel Ríos Gutiérrez whereby Mr. Gutiérrez was appointed Chief Executive Officer at $5,000 per month for a term of indefinite period unless terminated by either party with sixty days advance written notice to the other party.

On January 18, 2011, the Company entered into a Consulting Agreement with Corcom, Inc., pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, the Company agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. As of November 30, 2013, the Company recorded $44,000 related to accounts payable to Corcom.

On June 15, 2011, the Company entered into Consulting and Restricted Stock Award Agreements whereby Mr. Scott was appointed Chief Financial Officer of the Company. Pursuant to the Scott Agreements, Mr. Scott receives: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month. As of November 30, 2013, the Company accrued compensation of $33,000 related to the Restricted Stock Award Agreement with Mr. Scott.

9. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Mexican sources.

Pretax losses arising from domestic operations (United States) were approximately 757,000 for the year ended November 30, 2013. Pretax losses arising from foreign operations (Mexico) were approximately $13,000, for the year ended November 30, 2013.

Pretax losses arising from domestic operations (United States) were approximately $1,623,000 for the period of inceptions from December 3, 2007 to November 30, 2013. Pretax losses arising from foreign operations (Mexico) were approximately $246,000, for the period of inceptions from December 3, 2007 to November 30, 2013.

The Company has US net operating loss carryforwards of approximately $552,000, which expire in 2019-2032and Mexico net operating loss carryforwards of approximately $74,000 which expire in 2019-2032. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $626,000 and $364,000 was established as of November 30, 2013 and 2012 respectively. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended November 30, 2013, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and warrants issued for services.

The principal components of the Company’s deferred tax assets at November 30, 2013 and 2012 are as follows:

	2013	2012
U.S. operations loss carry forward at statutory rate of 34%	$551,933	$294,379
Non-U.S. operations loss carry forward at statutory rate of 30%	73,800	69,900
Total	625,733	364,279
Less Valuation Allowance	(625,733)	(364,279)
Net Deferred Tax Assets	-	-
Change in Valuation allowance	$(625,733)	$(364,279)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the year ended November 30, 2013 and 2012 is as follows:

	2013	2012
Federal Statutory Rate	-34.0%	-34.0%
Increase in Income Taxes Resulting from:
Change in Valuation allowance	34.0%	34.0%
Effective Tax Rate	0.0%	0.0%

The Company has a consumption tax receivable in the amount of $84,702 which is expected to be refunded during early 2014.

10. Subsequent Events

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

First Majestic, an existing shareholder and creditor, loaned the Company US$100,000 pursuant to a Loan Agreement and Promissory Note and dated February 5, 2014.  The Company agreed to pay interest at a rate of 9% per annum until the on demand Promissory Note is repaid.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sonora Resources Corp. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONORA RESOURCES CORP.
(Registrant)

Date: February 21, 2014
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: February 21, 2014	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 21, 2014
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: February 21, 2014	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)