Form 10-Q
period 2014-02-28
Sonora Resources Corp.
filed 2014-04-11
CIK 1473591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-aNon-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 11, 2014
Common Stock, $.001 par value	92,855,861

SONORA RESOURCES CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosure	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Signature Page		31
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk factors” herein and in our  Amended Annual report on Form 10-K for the fiscal year ended November 30, 2013,  filed on February 21, 2014.

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

ITEM 1. FINANCIAL STATEMENTS

SONORA RESOURCES CORP AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014 (Unaudited)

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	February 28, 2014	November 30, 2013
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$73,458	$19,263
Consumption and deferred tax receivable	83,265	84,702
Prepaid expense	4,112	13,766
Total current assets	160,835	117,731

EQUIPMENT, NET	-	-

OTHER ASSETS
Mining interest- Los Amoles	638,000	638,000
Mining interest- Jalisco (First Majestic Silver Corp.)	3,400,000	3,400,000

TOTAL ASSETS	$4,198,835	$4,155,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$117,601	$84,310
Accrued contract termination costs	618,182	-
Demand promissory notes	300,000	200,000
Total current liabilities	1,035,783	284,310

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value, 500,000,000 shares authorized, 92,855,861
issued and outstanding at 2/28/14 and 11/30/13, respectively	47,306	47,306
Additional paid in capital	6,869,058	6,858,724
(Deficit) accumulated during the exploration stage	(3,740,260)	(3,027,424)
Unrealized gain (loss)	(13,052)	(7,185)
Total stockholders' equity	3,163,052	3,871,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,198,835	$4,155,731

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

	Three Months Ended,		December 3, 2007 (Inception)
	February 28, 2014	February 28, 2013	to February 28, 2014
			(Unaudited)
REVENUE	$-	$-	$11,254
COST OF SALES	-	-	8,186
GROSS PROFIT	-	-	3,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	94,654	96,577	1,405,240
EXPLORATION EXPENSE	-	4,796	722,411
ACCRUED CONTRACT TERMINATION COSTS	618,182	-	618,182
IMPAIRMENT OF MINING INTEREST- AYONES AND CORAZON	-	-	444,634
(LOSS) BEFORE OTHER EXPENSE	(712,836)	(101,373)	(3,187,399)

OTHER INCOME (EXPENSE):
Interest expense	-	(55)	(554,130)
Foreign exchange gain (loss)	-	-	1,269
Total other expense	-	(55)	(552,861)

NET LOSS BEFORE INCOME TAX	(712,836)	(101,428)	(3,740,260)

INCOME TAX	-	-	-

NET LOSS	(712,836)	(101,428)	(3,740,260)

GAIN ON CURRENCY TRANSLATION	-	-	33,499

COMPREHENSIVE LOSS	$(712,836)	$(101,428)	$(3,706,761)

Basic and diluted loss per common share attributable to Sonora Resources Corp. common shareholders-
Basic and diluted loss per share	$(0.01)	$(0.00)	$

Weighted average shares of common stock outstanding- basic and diluted	92,855,861	91,793,169

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			December 3, 2007
	Three Months Ended,		(Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014
			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(712,836)	$(101,428)	$(3,740,260)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock based compensation expense	10,334	13,667	167,501
Accrued interest on convertible note	-	-	566,586
Issuance of common stock for services and exploration expenses	-	3,000	446,533
Accrued contract termination costs	618,182	-	618,182
Impairment of mining interest- Ayones and Corazon	-	-	445,373
Consulting and management fees forgiven	-	-	4,500
Changes in operating assets and liabilities:			-
Accounts receivable	-	-	1,510
Consumption and deferred tax receivable	1,437	(1,215)	(86,567)
Prepaid expenses	9,654	970	(1,288)
Accounts payable - trade and accrued expenses	33,291	20,789	81,132
CASH (USED IN) OPERATING ACTIVITIES	(39,938)	(64,217)	(1,496,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral interest	-	(34,385)	(653,701)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(34,385)	(653,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	1,026,500
Convertible demand promissory notes	-	-	605,000
Demand promissory notes	100,000	30,000	600,000
Loan from shareholders	-	-	9,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	30,000	2,241,300

EFFECT OF FOREIGN CHANGE RATE ON CASH	(5,867)	5,748	(17,343)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,195	(62,854)	73,458

CASH AND CASH EQUIVALENTS, beginning of period	19,263	293,395	-

CASH AND CASH EQUIVALENTS, end of period	$73,458	$230,541	$73,458

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$1,665
Taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to First Majestic Silver Corp related to mining option agreement	$-	$-	$3,400,000
Common stock issued to Yale Resources Ltd related to acquisition of Los Amoles property	$-	$-	$372,000
Common stock issued for the conversion of demand promissory notes	$-	$-	$905,000

The accompanying notes are an integral part of these financial statements.

SONORA RESOURCES CORP. AND SUBSIDIARY
AN EXPLORATION STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

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

The worldwide silver market experienced a strong decline in the prices during 2013. As a result, the Company made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015, each as further described below. As of February 28, 2014, the Company had cash of $73,458 and working capital deficit of $874,948, including accrued contract termination costs of $618,182 related to the Mining Option Agreement for the Ayones Property. The Company has incurred operating losses since inception, and this is likely to continue. The Company expects to cancel the Mining Option Agreement for the Ayones Property and cancelled the Mining Option Agreement for the Corazon Property. The Company recorded an impairment expense of $445,000 related to the Ayones and Corazon Properties as of November 30, 2013. Another agreement, the Joint Venture and Benefits Agreement in Liz, Mexico, expired on December 15, 2013.

On March 15, 2013, the Company closed the Asset Purchase Agreement with Yale Resources Ltd to purchase all of the rights, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Los Amoles Property”). The Company purchased the Los Amoles Property from Yale by issuing 1,000,000 of restricted common shares and paying $200,000 in cash. The Company commenced an underground work program at the Los Amoles Property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

The Company also has a Mining Option Agreement with First Majestic Silver Corp., an existing shareholder and creditor of the Company for the Jalisco Group of Properties (the “Jalisco Properties”). The Jalisco Properties consist of mining claims totaling 5,240 hectares located in Jalisco, Mexico. As of February 21, 2014, the Company has not spent any funds on the properties. The Company is required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. The Company expects to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

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

The Company has incurred a cumulative net loss since inception on December 3, 2007 to February 28, 2014 of $3,740,260 and has no source of operating revenue. While the Company’s management believes that the Company will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Sonora Resources Corp. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended February 28, 2014 and 2013 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013 as filed with the Securities and Exchange Commission (the "SEC") on February 21, 2014.

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

The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. As of February 28, 2014, the Company had no deposits in excess of $250,000.

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

Asset Retirement Obligations

The Company applies ASC 410, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As of February 28, 2014, the Company does not have any asset retirement obligations.

Contract Termination

At November 30, 2013, we fully impaired our agreement related to the Ayones Property. We have assessed the possible liability for the termination of the agreement in accordance with ASC 420, “Exit or Disposal Cost Obligations”, and ASC 450, “Loss Contingencies”, and accordingly, we accrued an estimated termination liability as of February 28, 2014 of $618,000. This estimate is subject to change and any increases or decreases will be reflected in the results of our operations in future periods.

Comprehensive Loss

The Company applies ASC 220, Comprehensive Income. ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the three months ended February 28, 2014, our only component of comprehensive income (loss) was foreign currency translation.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2014, there were options outstanding for the purchase of 1,000,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share. As of February 28, 2013, there were options outstanding for the purchase of 1,400,000 common shares and warrants for the issuance of 1,000,000 shares of common stock which could potentially dilute future earnings per share.

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

3. Agreements

Summary

The worldwide silver market experienced a strong decline in the prices during 2013. As a result, he Company made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015.

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

Detailed write-ups on the Los Amoles and Jalisco Properties are filed in the Company’s Form 10K for the year ended November 30, 2013 that was filed with the SEC on February 21, 2014.

Mining Option Agreement – Los Amoles, Mexico Property

On March 15, 2013, the Company closed the Asset Purchase Agreement with Yale Resources Ltd to purchase all of the rights, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico. The Company purchased the Los Amoles Property from Yale by issuing 1,000,000 of restricted common shares and paying $200,000 in cash. The Company commenced an underground work program at the Los Amoles Property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

The Company expects to spend $123,000 during 2014 to explore the Los Amoles Property. The Los Amoles Property does not have any known reserves and the Company’s proposed activities are exploratory in nature. All costs (other than acquisition costs) related to the Agreement have been recorded as exploration expenses.

Mining Option Agreement- Jalisco, Mexico Property

On April 15, 2011, the Company entered into a Mining Option Agreement with First Majestic Silver Corp., an existing shareholder and creditor of the Company for the Jalisco Properties. The Jalisco Properties consist of mining claims totaling 5,240 hectares located in Jalisco, Mexico. As of February 21, 2014, the Company has not spent any funds on the properties. The Company is required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. The Company expects to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

In consideration for the Option, the Company issued an aggregate of 10,000,000 shares of common stock with a fair market value of $0.34 per common share.  First Majestic will retain a 10% free carried interest and a 2.375% net smelter return.

The Company agreed to file a registration statement with the Securities and Exchange Commission registering the shares and to maintain the registration statement effective for a period of not less than two years. If a registration statement was not been filed and declared effective within twelve months from the date of the Agreement or if the Company failed to maintain the registration statement effective for a period of two years, it  agreed to issue an additional 2,000,000 shares to First Majestic. On April 30, 2012, the Company issued 2,000,000 shares of restricted common stock to First Majestic which were valued at $0.20 per share or $400,000.

The Jalisco Properties do not have any known reserves and the Company’s proposed activities are exploratory in nature. Any costs related to the Mining Option Agreement will be recorded as exploration expenses.  As of February 28, 2014, the Company has not earned its 50% interest and does not control the Jalisco Properties.

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

The Company did not pay the $175,000 due on February 10, 2013, August 10, 2013 and February 10, 2014 due under the Grupo Agreement.

In addition, Finder Plata was required to spend a total of $1 million in exploration expenditures on the Ayones Property as follows:

$200,000 within twelve months of execution of the Grupo Agreement ($12,818 was spent); an additional $300,000 on or before the second anniversary of execution of the Grupo Agreement ($1,612 as spent); and an additional $500,000 on or before the third anniversary of execution of the Grupo Agreement.

On August 2, 2012, the parties signed an Additional Agreement extending the remaining $187,182 of the $200,000 of exploration expenditures due within twelve months of execution of the Grupo Agreement to the second anniversary of the execution of the Grupo Agreement. The Company did not spend the $500,000 in exploration expenditures under the Additional Agreement.

If the closing of the transactions contemplated in the Grupo Agreement occurs, on or before the third anniversary of execution the parties are required to enter into a Definitive Agreement. The Definitive Agreement would require Finder Plata to begin commercial production thirty months after the execution of the Definitive Agreement. If commercial production is not started in the thirty month period, Finder Plata is required to pay 15% NSR over the future capacity of the mine as established in a feasibility study completed by Finder Plata.

The Ayones Property does not have any known reserves. All costs related to the Agreement have been recorded as exploration expenses.   The Company intends to terminate the Grupo Agreement and return the Property; however, the results of such negotiations and an outcome in the Company’s favor cannot be assured. As of February 28, 2014, the Company has not earned its 100% interest and does not control the Ayones Property. The Company recorded an impairment of $235,000 related to the Ayones Property as of November 30, 2013 and accrued contract termination costs of $618,000 during the three months ended February 28, 2014.

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

Under the terms of the agreement between Sonora's wholly owned Mexican subsidiary Finder Plata S.A. de C.V. (“Finder Plata”) and the eight Mexican Citizen owners (“Corazon Owner’s”), Finder Plata has the right to purchase 100.0% for five mining concessions on 721 hectares surrounding the old La Mazata Mine and Ayones claims and prospect recently acquired by Finder Plata in the Mexican state of Jalisco on August 10, 2011. The Company terminated the Corazon Agreements on November 25, 2013, with the termination effective January 4, 2014. The Company recorded an impairment of $210,373 related to the Corazon Property as of November 30, 2013.

4. Demand Promissory Notes

The Company has the following Demand Promissory Notes with First Majestic, an existing shareholder and creditor:

The Company entered into a $30,000 Demand Promissory Note dated February 19, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per annum for a maximum of six (6) months. As of February 28, 2014, the Company owes accrued interest of $1,194.

The Company entered into a $170,000 Demand Promissory Note dated March 15, 2013.  The Company agreed to pay interest at a rate 1 Year LIBOR plus 3.5% per annum until the Demand Promissory Note is repaid. As of February 28, 2014, the Company owes accrued interest of $6,330.

The Company entered into a $100,000 Loan Agreement and Promissory Note dated February 5, 2014.  The Company agreed to pay interest at a rate of 9% per annum when the Promissory Note is repaid. As of February 28, 2014, the Company owes accrued interest of $592.

5. Capital Stock

There were no issuances of capital stock during the three months ended February 28, 2014.

A summary of the warrants issued as of February 28, 2014 was as follows:

	February 28, 2014
	Shares	Weighted Average Exercise Price
Outstanding at November 30, 2013	1,000,000	$0.350
Issued	-	-
Outstanding at February 28, 2014	1,000,000	$0.350
Exercisable at end of period	1,000,000

 A summary of the status of the warrants outstanding as of February 28, 2014 was as follows:

	February 28, 2014
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

1,000,000	0.33	$0.350	1,000,000	$0.350

As of February 28, 2014, vested warrants of 1,000,000 had no aggregate intrinsic value.

6. Stock Options

On December 21, 2010, the Company adopted its 2010 Stock Option Plan pursuant to which it may grant stock options to acquire up to a total of 8,500,000 shares of its common stock. The Board of Directors currently acts as the plan administrator of this plan. On January 21, 2011, 1,400,000 options were granted pursuant to the plan with 400,000 such options granted to consultants with an exercise of $0.20 per share, vested over 2 years and expired on January 19, 2014 and 1,000,000 such options granted to the new president of the Company with an exercise price of $0.20 per share, vested over 5 years and mature on January 21, 2016. During the three months ended February 28, 2014, the Company recorded stock based compensation of $10,334 in connection with the stock options granted during the period.

A summary of the changes in stock options for the nine months ended February 28, 2014 was as follows:

	February 28, 2014
	Shares	Weighted Average Exercise Price
Outstanding at November 30, 2013	1,400,000	$0.200
Issued	-	-
Cancelled	(400,000)	(0.200)
Outstanding at February 28, 2014	1,000,000	$0.200
Exercisable at end of period	750,000

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

February 28, 2014
Expected volatility	167.15%-185.32%
Risk-free interest rate	1.185%-2.05%
Expected life	3-5 years
Dividend yield	2%

A summary of weighted average fair value of stock options granted during the period ended February 28, 2014 is as follows:

	February 28, 2014
	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$0.20	$0.02

The Company has the following options outstanding and exercisable as of February 28, 2014:

	February 28, 2014
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

1,000,000	2.00	$0.200	750,000	$0.200

There is no aggregate intrinsic value of the exercisable options as of February 28, 2014. As of February 28, 2014, the total compensation of $54,499 for unvested shares is to be recognized over the next 2 years.

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

On January 18, 2011, the Company entered into a Consulting Agreement with Corcom, Inc., pursuant to which Corcom is to provide certain administrative and related services including, but not limited to, accounting, coordination of annual audits and quarterly reviews, management and review of legal documentation and ensuring timely fulfillment of all regulatory filings. As consideration for the performance of the consulting services under the agreement, the Company agreed to pay Corcom the sum of US$2,000 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. As of February 28, 2014, the Company recorded $50,000 related to accounts payable to Corcom.

On June 15, 2011, the Company entered into Consulting and Restricted Stock Award Agreements whereby Mr. Scott was appointed Chief Financial Officer of the Company. Pursuant to the Scott Agreements, Mr. Scott receives: (i) US $4,000 cash per month and (ii) shares of Company common stock equaling US $3,000 per month. As of February 28, 2014, the Company accrued compensation of $42,000 related to the Restricted Stock Award Agreement with Mr. Scott.

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

The worldwide silver market experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015, each as further described below. As of February 28, 2014, we had cash of $73,000 and working capital deficit of $875,000, including accrued contract termination costs of $618,000 related to the Mining Option Agreement for the Ayones Property. We have incurred operating losses since inception, and this is likely to continue. We expect to cancel the Mining Option Agreement for the Ayones Property and have cancelled the Mining Option Agreement for the Corazon Property. We recorded an impairment expense of $445,000 related to the Ayones and Corazon Properties as of November 30, 2013. Another agreement, the Joint Venture and Benefits Agreement in Liz, Mexico, expired on December 15, 2013.

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

On March 15, 2013, we closed the Asset Purchase Agreement with Yale Resources to purchase all of the rights, title and interest in and to the Los Amoles 2 and Los Amoles 3 Fracc.1 properties, consisting of 2,166 hectares located in the State of Sonora Mexico (the “Los Amoles Property”). We purchased the Los Amoles Property from Yale by issuing 1,000,000 of restricted common shares and paying $200,000 in cash. We commenced an underground work program at the Los Amoles Property and completed a geologic report to define the potential vein structure and outcroppings and prepare for a planned drilling program in 2014.

We also have a Mining Option Agreement with First Majestic, an existing shareholder and creditor of the Company for the Jalisco Group of Properties. The Jalisco Properties consist of mining claims totaling 5,240 hectares located in Jalisco, Mexico. As of February 21, 2014, we have not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Properties and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Jalisco Properties can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. We expect to amend the Mining Option Agreement with First Majestic and delay our required expenditures.

Our principal executive office is located at Cerro del Padre # 11 Rinconada de los Pirules, Guadalupe, Zacatecas Mexico, 98619. The Company’s US mailing address is PO Box 12616, Seattle, WA 98111 and our telephone number is 1-877-513-7873.

We are currently in the exploration stage as defined in ASC 915 "Accounting and Reporting for Development Stage Enterprises" and have minimal operations.

We have incurred a cumulative net loss since inception on December 3, 2007 to February 28, 2014 of $3,740,000 and has no source of operating revenue. While the Company’s management believes that the Company will be successful in its planned operating activities under our business plan and capital raising activities, there can be no assurance that it will be successful in the mining development and exploration business or the raising of sufficient capital such that it will generate adequate revenues to earn a profit or sustain its operations. These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. We have not established a source of revenues sufficient to cover its operating costs, and as such, have incurred an operating loss since inception. Further, as of February 28, 2014, we have a working capital deficit of $875,000, including accrued contract termination costs of $618,000 related to the Mining Option Agreement for the Ayones Property. These and other factors raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

(dollars in thousands)

	Three months Ended February 28,
	2014	2013	$ Variance	% Variance

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
General and administrative expenses	95	96	1	-1.0%
Exploration expenses	-	5	5	-100.0%
Accrued contract termination costs	618	-	(618)	-100.0%
operating loss	713	101	(612)	-605.9%
Other income (expense):

Interest expense	-	-	-	0.0%
Total other expense	-	-	-	0.0%
Net loss	(713)	(101)	(612)	-605.9%

For the Three Months ended February 28, 2014 compared to the Three Months ended February 28, 2013

We have not generated any revenues during the three months ended February 28, 2014 and 2013. The worldwide silver market has experienced a strong decline in the prices during 2013. As a result, we made the decision in September 2013 to focus on the Los Amoles Property in 2014 and the Jalisco Properties in 2015.

General and administrative expenses for the three months ended February 28, 2014 decreased $1,000 to $95,000 as compared to $96,000 for the three months ended February 28, 2013. This decrease related to reduced expenses during the three months ended February 28, 2014.

Exploration expenses for the three months ended February 28, 2014 decreased $5,000 to $0 as compared to $5,000 for the three months ended February 28, 2013. This decrease related to reduced exploration activities during the three months ended February 28, 2014.

The net loss for the three months ended February 28, 2014 was $713,000 as compared to a net loss of $101,000 for the three months ended February 28, 2013. The increase related to accrued contract termination costs of $618,000 during the three months ended February 28, 2014 related to the expected cancellation of the Mining Option Agreement for the Ayones Property.

Liquidity and Capital Resources

As of February 28, 2014, we had cash of $73,000 and working capital deficit of $875,000, including accrued contract termination costs of $618,000. We have incurred operating losses since inception, and this is likely to continue. We expect to cancel the Mining Option Agreement for the Ayones Property and have cancelled the Mining Option Agreement for the Corazon Property. We recorded an impairment expense of $445,000 related to the Ayones and Corazon properties as of November 30, 2013 Anetler agreement. The Joint Venture and Benefits Agreement in Liz, Mexico, expired on December 15, 2013.

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

Operating Activities

Net cash used in operating activities for the three months ended February 28, 2014 was $40,000, compared with net cash used of $64,000 for the three months ended February 28, 2014. This amount was primarily related to a net loss of $713,000, offset by non-cash expenses of $629,000.

Financing Activities

Net cash provided by financing activities for the three months ended February 28, 2014 was $100,000. This is due to the issuance of demand promissory note for $100,000 to First Majestic.

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

Our unaudited contractual cash obligations as of February 28, 2014 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Note payable	300,000	300,000	0	0	0
Mining expenditures	246,000	123,000	123,000	0	0
Acquisitions	0	0	0	0	0
	$546,000	$423,000	$123,000	$0	$0

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of February 28, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes In Internal Control Over Financial Reporting

During the quarter ended February 28, 2014, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with our exploration program for the Los Amoles and Jalisco Properties. We will also require additional financing for the fees we must pay to maintain our mining option agreements and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our existing projects are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail or we could divest the company and investors could lose their entire investment.

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

We have not generated any revenue from operations since our incorporation, and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. As of February 28, 2014, we had cash of $73,000 and working capital deficit of $875,000, including accrued contract termination costs of $618,000 and a net loss of $3,740,000 since inception. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. If our exploration programs are successful in discovering sufficient reserves, we will require significant additional funds in order to place our properties into commercial production. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances led our independent registered public accounting firm, in their report dated February 21, 2014 relative to our audited financial statements for the year ended November 30, 2013, to comment about our Company’s ability to continue as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the Company will continue to operate indefinitely and not go out of business and liquidate its assets. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence. We continue to experience net operating losses.

Our management and First Majestic have substantial influence over our company.

As of February 28, 2014, Juan Miguel Ríos Gutiérrez, our CEO, either directly or indirectly, owns or controls 4.7 million shares or approximately 5.1% as of the filing date of our issued and outstanding common stock including stock option grants totaling 750,000 shares that Mr. Gutiérrez has the right to acquire in sixty days.

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

Mr. Scott serves as the Chief Financial Officer of Visualant, Inc. and as well as a consulting CFO for U.S. Rare Earths, Inc.  The latter company do not require any specific time commitment from Mr. Scott, and his work for this company is generally sporadic and on an as-needed basis.  Although Mr. Scott works in excess of forty hours per week for Visualant, Inc., he is able to accommodate the needs of all companies at this time.  All companies are aware of Mr. Scott’s employment and the companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs of the Company or any of the other two companies should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

Risks Associated with Mining

Our Mining Operation Agreements are critical to our operations and are subject to cancellation.

We also have mining option agreements in (i) the Jalisco Group of Properties, consisting of mining claims totaling 5,240 hectares located in Jalisco. As of September 20, 2013, we have not spent any funds on the properties. We are required to spend $3,000,000 by April 15, 2014 to earn 50% interest in the Jalisco Property and an additional $2,000,000 to earn an additional 20% interest by April 15, 2016 on exploration expenses. An additional 20% interest in and to the Property can be earned by completing a bankable feasibility study no later than the seventh anniversary of the Agreement. and (ii) the Ayones Group of Properties consisting of numerous mining claims totaling 48 hectares in Jalisco. As previously reported, we did not pay the $175,000 due on February 10, 2013, August 10, 2013 and February 10, 2014 under the Grupo Agreement.  Further, we have not spent the $500,000 in exploration expenditures under the Agreement. The Company intends to cancel the Grupo Agreement; however, the results of such negotiations and an outcome in our favor cannot be assured.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company during the three months ended February 28, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

No.	Description
10.1	Loan Agreement and Promissory Note dated February 5, 2014 by and between Sonora Resources Corp. and First Majestic Silver Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (1)
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (2)

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

SONORA RESOURCES CORP.
(Registrant)

Date: April 11, 2014
	By:	/s/ Juan Miguel Ríos Gutiérrez
Juan Miguel Ríos Gutiérrez
Chief Executive Officer, President, Management Director and Secretary
(Principal Executive Officer)

Date: April 11, 2014	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
( Principal Financial and Accounting Officer)